Form 10-Q
period 1998-06-30
UNITED ARTISTS THEATRE CO
filed 1998-08-14
CIK 889571

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 F O R M 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1998

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


Commission File Numbers:      333-56985
                              333-56999


                        UNITED ARTISTS THEATRE COMPANY
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                     84-1198391
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


9110 East Nichols Avenue, Suite 200
Englewood, Colorado                                       80112
---------------------------------------             ------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (303) 792-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X      No
                     -----      -----

As of August 11, 1998, 11,551,383 share of Class A Common Stock, 142,858 share of Class B Common Stock (including options to acquire 106,633 shares of Class B Common Stock exercisable within 60 days of such date) and 11,902 shares of Class C Common Stock were outstanding.

                         UNITED ARTISTS THEATRE COMPANY

                          Quarterly Report on Form 10-Q
                                  June 30, 1998
                                   (Unaudited)

                                TABLE OF CONTENTS


PART I        Financial Information                                             Page Number
                                                                                -----------
     Item 1.     Financial Statements
     -------     --------------------
     United Artists Theatre Company
                 Condensed Consolidated Balance Sheets                              4
                 Condensed Consolidated Statements of Operations                    5
                 Condensed Consolidated Statement of Stockholders' Equity           6
                 Condensed Consolidated Statements of Cash Flow                     7
                 Notes to Condensed Consolidated Financial Statements               8


     Item 2.     Management's Discussion and Analysis of
     -------     ---------------------------------------
                      Financial Condition and Results of Operations                16
                      ---------------------------------------------

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD LOOKING STATEMENTS


CERTAIN OF THE MATTERS DISCUSSED IN THIS FORM 10-Q MAY CONSTITUTE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE UNCERTAINTIES AND OTHER FACTORS AND THE ACTUAL RESULTS AND PERFORMANCE OF UNITED ARTISTS MAY BE MATERIALLY DIFFERENT FROM FUTURE RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH STATEMENTS. CAUTIONARY STATEMENTS REGARDING THE RISKS ASSOCIATED WITH SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE STATEMENTS INCLUDED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." CERTAIN OF SUCH RISKS AND UNCERTAINTIES RELATE TO THE HIGHLY LEVERAGED NATURE OF UNITED ARTISTS, THE RESTRICTIONS IMPOSED ON UNITED ARTISTS BY CERTAIN INDEBTEDNESS, THE SENSITIVITY OF UNITED ARTISTS TO ADVERSE TRENDS IN THE GENERAL ECONOMY, THE HIGH DEGREE OF COMPETITION IN UNITED ARTISTS' INDUSTRY, THE VOLATILITY OF UNITED ARTISTS' QUARTERLY RESULTS AND UNITED ARTISTS' SEASONALITY, THE DEPENDENCE OF UNITED ARTISTS ON FILMS AND DISTRIBUTORS AND ON ITS ABILITY TO OBTAIN POPULAR MOTION PICTURES, THE CONTROL OF UNITED ARTISTS BY AFFILIATES OF MERRILL LYNCH CAPITAL PARTNERS, INC. AND THE DEPENDENCE OF UNITED ARTISTS ON KEY PERSONNEL, AMONG OTHERS.

ALL WRITTEN FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO UNITED ARTISTS ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                              (Amounts in Millions)
                                   (Unaudited)

                                                                               June 30, 1998         December 31, 1997
                                                                               -------------         -----------------
                                 Assets
                                 ------
Current assets:
 Cash and cash equivalents...................................................  $     7.9                    10.8
 Receivables, net............................................................       28.6                    14.4
 Prepaid expenses and concessions inventory..................................       16.0                    18.4
 Other assets................................................................        0.5                     0.3
                                                                                    ----                    ----
   Total current assets......................................................       53.0                    43.9

Investments and related receivables..........................................       14.7                    15.4
Property and equipment, at cost (note 9):
 Land........................................................................       53.7                    54.7
 Theatre buildings, equipment and other......................................      538.7                   499.0
                                                                                   -----                   -----
                                                                                   592.4                   553.7
 Less accumulated depreciation and amortization (note 4).....................     (175.9)                 (158.4)
                                                                                  ------                  ------
                                                                                   416.5                   395.3

Intangible assets, net (note 9)..............................................       92.1                   101.5
Other assets, net (note 2)...................................................       16.0                     6.9
                                                                                   -----                   -----
                                                                               $   592.3                   563.0
                                                                                   =====                   =====

             Liabilities and Stockholders' Equity (Deficit)
             ----------------------------------------------

Current liabilities:
 Accounts payable............................................................  $    97.6                    87.1
 Accrued and other liabilities...............................................       27.0                    29.1
 Current portion of long-term debt (notes 2 and 6)...........................       53.8                    81.7
                                                                                  ------                  ------
   Total current liabilities.................................................      178.4                   197.9

Other liabilities............................................................       48.6                    45.9
Debt (notes 2 and 6).........................................................      565.8                   332.3
                                                                                   -----                   -----
   Total liabilities.........................................................      792.8                   576.1
                                                                                   -----                   -----

Minority interests in equity of consolidated
 subsidiaries................................................................        7.7                     7.2

Stockholders' equity (deficit) (note 2):
 Preferred stock (note 8)....................................................        -                     193.9
 Common stock:
   Class A...................................................................        0.1                     0.1
   Class B...................................................................        -                       -
   Class C...................................................................        -                       -
 Additional paid-in capital (note 8).........................................       51.1                    16.4
 Accumulated deficit.........................................................     (257.1)                 (228.5)
 Cumulative foreign currency translation adjustment..........................       (0.3)                   (0.4)
 Treasury stock..............................................................       (2.0)                   (1.8)
                                                                                  ------                  ------
   Total stockholders' equity (deficit)......................................     (208.2)                  (20.3)
                                                                                  ------                  ------
                                                                               $   592.3                   563.0
                                                                                   =====                   =====

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                              (Amounts in Millions)
                                   (Unaudited)


                                                Three Months         Six Months         Three Months         Six Months
                                                    Ended               Ended               Ended               Ended
                                                June 30, 1998       June 30, 1998       June 30, 1997       June 30, 1997
                                                -------------       -------------       -------------       -------------
Revenue:
  Admissions...................................  $   106.2              219.6               107.3                229.0
  Concession sales.............................       44.3               90.9                44.2                 91.9
  Other........................................        4.8                9.5                 5.5                 10.6
                                                    ------             ------              ------               ------
                                                     155.3              320.0               157.0                331.5
                                                    ------             ------              ------               ------

Costs and expenses:
  Film rental and advertising expenses.........       59.1              120.0                60.3                126.1
  Direct concession costs......................        7.0               13.5                 7.2                 14.6
  Other operating expenses (note 3)............       67.4              134.0                67.4                132.9
  General and administrative...................        5.8               11.2                 5.9                 12.5
  Restructuring charge (note 12)...............          -                  -                 0.5                  0.5
  Depreciation and amortization (note 4).......       12.9               26.6                15.5                 33.9
  Provisions for impairment (note 9)...........        7.6                7.6                 8.5                  8.5
                                                    ------             ------              ------               ------
                                                     159.8              312.9               165.3                329.0
                                                    ------             ------              ------               ------

      Operating income (loss)..................       (4.5)               7.1                (8.3)                 2.5

Other income (expense):
  Interest, net (notes 2 and 6)................      (14.9)             (25.3)              (11.6)               (23.0)
  Gain on disposition of assets (note 11)......        0.6                0.6                11.8                 11.8
  Share of losses of affiliates, net...........       (0.2)              (0.2)               (0.4)                (0.9)
  Minority interests in earnings of
    consolidated subsidiaries..................       (0.3)              (0.7)               (0.2)                (0.5)
  Other, net...................................       (1.0)              (1.5)               (0.6)                (1.0)
                                                    ------             ------              ------               ------
                                                     (15.8)             (27.1)               (1.0)               (13.6)
                                                    ------             ------              ------               ------
      Loss before income tax expense
        and extraordinary item.................      (20.3)             (20.0)               (9.3)               (11.1)

Income tax expense (note 10)...................       (0.4)              (0.7)               (0.2)                (0.6)
                                                    ------             ------              ------               ------

      Net loss before extraordinary item.......      (20.7)             (20.7)               (9.5)               (11.7)
Extraordinary item - loss on early
  extinguishment of debt (note 2)..............       (7.9)              (7.9)                  -                    -
                                                    ------             ------              ------               ------

      Net loss.................................      (28.6)             (28.6)               (9.5)               (11.7)

Dividend on preferred stock (note 8)...........       (2.3)              (9.0)               (5.9)               (11.8)
                                                    ------             ------              ------               ------

      Net loss available to common
        stockholders...........................  $   (30.9)             (37.6)              (15.4)               (23.5)
                                                    ======             =======             ======               ======

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                              (Amounts in Millions)
                                   (Unaudited)

                                                             Common      Common      Common     Additional
                                             Preferred        stock       stock       stock       paid-in      Accumulated
                                               stock         Class A     Class B     Class C     capital         deficit
                                             ---------       -------     -------     -------    ----------     -----------
Balance at January 1, 1998                   $  193.9          0.1          -           -          16.4          (228.5)

Accretion of dividends on
  preferred stock                                 9.0            -          -           -          (9.0)            -

Redemption of preferred stock                  (202.9)           -          -           -          43.7             -

Foreign currency translation adjustment             -            -          -           -            -              -

Purchase of treasury stock                          -            -          -           -            -              -

Net loss                                            -            -          -           -            -            (28.6)
                                                -----          ---        ---         ---          ----           -----
Balance at June 30, 1998                    $       -          0.1          -           -          51.1          (257.1)
                                                =====          ===        ===         ===          ====           =====

                                                      Cumulative
                                                   foreign currency                    Total
                                                      translation     Treasury     stockholders'
                                                      adjustment        stock     equity (deficit)
                                                   ----------------   --------    ----------------
Balance at January 1, 1998                               (0.4)          (1.8)          (20.3)

Accretion of dividends on
  preferred stock                                          -              -               -

Redemption of preferred stock                              -              -           (159.2)

Foreign currency translation adjustment                   0.1             -              0.1

Purchase of treasury stock                                 -            (0.2)           (0.2)

Net loss                                                   -              -            (28.6)
                                                          ---            ---           -----
Balance at June 30, 1998                                 (0.3)          (2.0)         (208.2)
                                                          ===            ===           =====


See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                              (Amounts in Millions)
                                   (Unaudited)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                          --------------------------
                                                                                           1998                 1997
                                                                                          -----                -----
Net cash provided by operating activities............................................   $   9.4                 12.8
                                                                                          -----                -----

Cash flow from investing activities:
     Capital expenditures............................................................     (44.8)               (37.8)
     Increase in construction in progress, net.......................................      (6.4)                (5.2)
     Increase in receivable from sale and leaseback escrow...........................      (4.2)                (2.1)
     Proceeds from sale and leaseback escrow.........................................       1.0                  7.8
     Proceeds from disposition of assets.............................................       4.5                 18.3
     Investments in and receivables from theatre joint ventures......................         -                 (9.9)
     Other, net......................................................................       1.5                 (0.8)
                                                                                          -----                -----
       Net cash used in investing activities.........................................     (48.4)               (29.7)
                                                                                          -----                -----

Cash flow from financing activities:
     Proceeds from issuance of Senior Subordinated Notes.............................     267.4                    -
     Debt borrowings.................................................................     437.0                 71.0
     Debt repayments.................................................................    (381.5)               (58.5)
     Redemption of preferred stock...................................................    (159.2)                   -
     Repurchase of Senior Secured Notes..............................................    (128.6)                   -
     Increase in cash overdraft......................................................       8.0                  3.8
     Other, net......................................................................      (7.0)                 0.1
                                                                                          -----                -----
       Net cash provided by financing activities.....................................      36.1                 16.4
                                                                                          -----                -----

       Net decrease in cash..........................................................      (2.9)                (0.5)

Cash and cash equivalents:
     Beginning of period.............................................................      10.8                 10.1
                                                                                          -----                -----
     End of period...................................................................   $   7.9                  9.6
                                                                                          =====                =====

Reconciliation of net loss to net cash provided by operating activities:
     Net loss........................................................................   $ (28.6)               (11.7)
     Extraordinary item..............................................................       7.9                    -
     Effect of leases with escalating minimum annual rentals.........................       1.8                  1.7
     Depreciation and amortization...................................................      26.6                 33.9
     Provisions for impairment.......................................................       7.6                  8.5
     Gain on disposition of assets...................................................      (0.6)               (11.8)
     Share of losses of affiliates, net..............................................       0.2                  0.9
     Minority interests in earnings of consolidated subsidiaries.....................       0.7                  0.5
     Change in assets and liabilities:
       Receivables...................................................................       1.0                  1.6
       Prepaid expenses and concession inventory.....................................       2.4                 (2.0)
       Other assets..................................................................         -                  1.3
       Accounts payable..............................................................      (3.9)                (4.3)
       Accrued and other liabilities.................................................      (5.7)                (5.8)
                                                                                          -----                -----
           Net cash provided by operating activities.................................   $   9.4                 12.8
                                                                                          =====                =====

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


(1)      General Information
         -------------------

         United Artists Theatre Company ("United Artists") (formerly known as OSCAR I Corporation), a Delaware corporation, was formed in February 1992 for the purpose of purchasing United Artists Theatre Circuit, Inc. ("UATC") from an affiliate of Tele-Communications, Inc. ("TCI"). United Artists is owned by an investment fund managed by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP") and certain institutional investors (collectively, the "Non-Management Investors"), and certain members of United Artists' management. On May 12, 1992, United Artists purchased all of the outstanding common stock of UATC from an affiliate of TCI (the "Acquisition").

         In addition to its ownership of UATC, United Artists owns all of the outstanding capital stock of United Artists Realty Company ("UAR"). UAR and its subsidiary, United Artists Properties I Corp. ("Prop I"), are the owners and lessors of certain operating theatre properties leased to and operated by UATC and its subsidiaries.

         Certain prior period amounts have been reclassified for comparability with the 1998 presentation.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made in the accompanying interim condensed consolidated financial statements which are necessary to present fairly the financial position of United Artists and the results of its operations. Interim results are not necessarily indicative of the results for the entire year because of fluctuations of revenue and related expenses resulting from the seasonality of attendance and the availability of popular motion pictures. These financial statements should be read in conjunction with the audited December 31, 1997 consolidated financial statements and notes thereto included as part of UATC' Form 10-K.

(2)      Recapitalization
         ----------------

         On April 21, 1998, United Artists completed the offering of $225.0 million of its 9.75% senior subordinated notes due April 15, 2008 and the offering of $50.0 million of its floating rate senior subordinated notes due October 15, 2007 (collectively, the "Senior Subordinated Notes"), and entered into a $450.0 million bank credit facility (the "Bank Credit Facility") with a final maturity of April 21, 2007.

                        UNITED ARTISTS THEATRE COMPANY
                               AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued


(2)      Recapitalization, continued
         ---------------------------

         The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the Bank Credit Facility were used to repay the outstanding borrowings under UATC's existing bank credit facility (the "Existing Bank Credit Facility") (approximately $272.5 million) on April 21, 1998, and to fund the redemption of United Artists' preferred stock (approximately $159.2 million) on May 1, 1998. Additional borrowings under the Bank Credit Facility were used to fund the redemption of UATC's $125.0 million senior secured notes (the "Senior Secured Notes") on May 21, 1998 at 102.875% of par value plus accrued, but unpaid interest of approximately $0.8 million. United Artists expects to use a portion of the Bank Credit Facility (approximately $45.7 million) to repay certain Prop I mortgage notes maturing on November 1, 1998.

         As a result of the repayment of the Existing Bank Credit Facility and redemption of the Senior Secured Notes, United Artists recognized an extraordinary loss on the early extinguishment of debt during the three months ended June 30, 1998 of approximately $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

(3)      Sale and Leaseback
         ------------------

         In December 1995, UATC and UAR entered into a sale and leaseback transaction whereby the buildings and land underlying 31 of their operating theatres and four theatres and a screen addition under development were sold to, and leased back from, an unaffiliated third party.

         United Artists realized a net gain of approximately $12.1 million as a result of this sale and leaseback transaction. For financial statement purposes, this gain has been deferred and is being recognized over the term of the lease as a reduction of rent expense.

         In November 1996, UATC entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from, an unaffiliated third party. At June 30, 1998, approximately $0.5 million of sales proceeds were held in escrow pending final construction approval.

         In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres currently under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. At June 30, 1998, approximately $13.5 million of the sales proceeds were held in escrow and will be paid periodically during construction under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(4)      Change in Estimated Useful Lives
         --------------------------------

         During 1998, United Artists revised the estimated useful lives of certain equipment and leasehold improvements to more closely reflect the actual lives of these assets. The effect of this change in estimated useful lives was to decrease depreciation and amortization expense for the three and six months ended June 30, 1998 by approximately $0.8 million and $1.5 million, respectively.

(5)      Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------

         Cash payments for interest were $22.7 million and $23.0 million for the six months ended June 30, 1998 and 1997, respectively.

         United Artists accrued $9.0 million and $11.8 million of dividends during the six months ended June 30, 1998 and 1997, respectively, on its preferred stock.

(6)      Debt
         ----

         Debt is summarized as follows (amounts in millions):


                                                                   June 30, 1998        December 31, 1997
                                                                   -------------        -----------------
                  Bank Credit Facility (a)........................  $   285.0                     -
                  Senior Subordinated Notes (b)...................      275.0                     -
                  Existing Bank Credit Facility (c)...............          -                 226.5
                  Senior Secured Notes (c)........................          -                 125.0
                  Other (d).......................................       10.2                  10.7
                  UAR Promissory Notes (e)........................        3.5                   5.6
                  Prop I Mortgage Notes (f).......................       45.9                  46.2
                                                                       ------                ------
                                                                        619.6                 414.0
                 Less current portion.............................      (53.8)                (81.7)
                                                                       ------                ------
                                                                      $ 565.8                 332.3
                                                                       ======                ======

         (a) The Bank Credit Facility provides for delayed draw term loans aggregating $350.0 million (the "Term Loans") and a reducing revolving loan and standby letters of credit aggregating $100.0 million (the "Revolving Facility"). The Term Loans consist of the following: (i) a $70.0 million delayed draw term loan (the "Tranche A Term Loan"), $5.0 million of which was funded at June 30, 1998 and $65.0 million of which is available on a delayed draw basis at various dates through December 31, 1998; (ii) a $118.0 million delayed draw term loan (the "Tranche B Term Loan"), which was fully funded at June 30, 1998; and (iii) a $162.0 million delayed draw term loan (the "Tranche C Term Loan"), which was fully funded at June 30, 1998.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued

(6)  Debt, continued
     ---------------

          Commitments available for borrowing under the Revolving Facility reduce semi-annually commencing December 31, 2001 through April 21, 2005. The Tranche A Term Loan requires semi-annual principal payments commencing December 31, 1998 through June 30, 2001 of 1/2% of the December 31, 1998 outstanding balance and then in escalating semi-annual payments through April 21, 2005. The Tranche B Term Loan requires semi-annual principal payments commencing December 31, 1998 through June 30, 2005 of 1/2% of the December 31, 1998 outstanding balance and two payments of 46.5% of the December 31, 1998 outstanding balance on December 31, 2005 and April 21, 2006. The Tranche C Term Loan requires semi-annual principal payments commencing December 31, 1998 through June 30, 2006 of 1/2% of the December 31, 1998 outstanding balance and two payments of 46% of the December 31, 1998 outstanding balance on December 31, 2006 and April 21, 2007.

          Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by United Artists, but no less frequently than once each 90 days. The Bank Credit Facility contains certain provisions that require United Artists to maintain certain financial ratios and place limitations on, among other things, additional indebtedness, disposition of assets and restricted payments.

          The Bank Credit Facility is guaranteed, on a joint and several basis, by UATC and by certain of United Artists' other subsidiaries, including UAR and, after the repayment of Prop I's mortgage notes, will be guaranteed by Prop I. The Bank Credit Facility is secured by, among other things, the capital stock of UATC, UAR, Prop I and certain other subsidiaries of United Artists and UATC and by an intercompany note of UATC to United Artists established with respect to borrowings by UATC from United Artists.

     (b) The Senior Subordinated Notes consist of $225.0 million of 9-3/4% notes due April 15, 2008 (the "Fixed Rate Subordinated Notes") and $50.0 million of floating rate notes due October 15, 2007 (the "Floating Rate Subordinated Notes"). Interest on the Fixed Rate Subordinated Notes is due semi-annually. Interest on the Floating Rate Subordinated Notes is due quarterly and is calculated based upon the three month LIBOR rate plus 4.375%.

          The Fixed Rate Subordinated Notes may be redeemed at the option of United Artists, in whole or in part, any time on or after April 15, 2003. The Floating Rate Subordinated Notes may be redeemed at any time at the option of United Artists, in whole or in part, any time on or after April 15, 1999. Upon a change of control (as defined in the respective indentures (the "Indentures") under which the Senior Subordinated Notes were issued), the holders of the Senior Subordinated Notes have the right to require United Artists to purchase all or any portion of such holders Senior Subordinated Notes at a purchase price equal to 101% of the principal amount thereof together with accrued and unpaid interest, if any, to the date of purchase.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(6)  Debt, continued
     ---------------

          The Indentures contain certain covenants that place limitations on, among other things, the incurrence of additional indebtedness by United Artists and any of its subsidiaries, the payment of dividends, the redemption of capital stock, the making of investments, the issuance of capital stock of subsidiaries, the creation of dividend and other restrictions affecting subsidiaries, transactions with affiliates, asset sales and certain mergers and consolidations.

          The Senior Subordinated Notes are unsecured, senior subordinated obligations of United Artists and are subordinated in right of payment to all existing and future senior indebtedness of United Artists including borrowings under the Bank Credit Facility. The Fixed Rate Subordinated Notes rank pari passu with the Floating Rate Subordinated Notes.

     (c) As discussed in Note (2), Recapitalization, the Existing Bank Credit Facility and the Senior Secured Notes were repaid during 1998 from proceeds of the offerings of the Senior Subordinated Notes and the Bank Credit Facility.

     (d) Other debt at June 30, 1998 consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

     (e) In conjunction with the acquisitions of certain theatres prior to 1992, UAR issued $51.6 million of non-interest bearing promissory notes to the sellers. Principal on the promissory notes is due quarterly through October 1999. For financial statement purposes, the promissory notes were discounted at UAR's effective borrowing rate on the date the promissory notes were executed.

     (f) The Prop I mortgage notes (the "Prop I Notes") bear interest at 11.15% per annum. Principal and interest are payable in monthly installments, with a lump sum payment of principal and accrued, but unpaid, interest due on November 1, 1998. The Prop I Notes are secured by a first mortgage on Prop I's theatre properties, an assignment of the lease agreement with UATC, and $12.5 million of bank letters of credit. The Indenture of Mortgage, among its other provisions, contains limitations on the sale and/or substitution of properties and a limitation on any additional debt incurred by Prop I other than intercompany advances. As discussed in Note (2), Recapitalization, additional borrowings under the Bank Credit Facility are expected to be used to fund the remaining principal balance due on November 1, 1998 (approximately $45.7 million).

     At June 30, 1998, UATC was party to interest rate cap agreements on $100.0 million of floating rate debt which provide for a LIBOR interest rate cap of 7-1/2% and expire at various dates through July 1999. UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As United Artists has historically received payments relating to such interest rate cap agreements, it does not anticipate such non-performance in the future. United Artists amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(6)  Debt, continued
     ---------------

     At June 30, 1998, United Artists had approximately $65.0 million of unused Tranche A Term Loan commitments and $100.0 million of Revolving Facility commitments, $19.3 million of which has been used for the issuance of letters of credit. When the Prop I indebtedness matures in November 1998, $12.5 million of letters of credit will be cancelled and such amount will be available for borrowing under the Revolving Facility. United Artists pays commitment fees of 1/2% per annum on the average unused commitments.

     The primary source of principal and interest payments related to the Bank Credit Facility and the Senior Subordinated Notes will come from payments by UATC to United Artists. The amount of payments by UATC to United Artists may be limited from time to time by covenants included in the Participation Agreement relating to the 1995 sale and leaseback.

     Interest, net includes amortization of deferred loan costs of $0.2 million and $0.5 million for the three months ended June 30, 1998 and 1997, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 1998 and 1997, respectively. Additionally, interest, net includes interest income of $0.4 million and $0.1 million for the three months ended June 30, 1998 and 1997, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 1998 and 1997, respectively.

(7)  Disclosures About Fair Value of Financial Instruments
     -----------------------------------------------------

     At June 30, 1998, the fair value of United Artists' cash and cash equivalents, outstanding borrowings under the Bank Credit Facility, the other debt, the promissory notes, and the Prop I Notes, and interest rate cap agreements approximated their carrying amount and the fair value of the Senior Subordinated Notes was approximately $274.4 million.

(8)  Preferred Stock
     ---------------

     As part of the recapitalization discussed in Note (2), proceeds from the Senior Subordinated Notes and a portion of the borrowings under the Bank Credit Facility were used to fund the redemption of United Artists' preferred stock on May 1, 1998. At the redemption date, the actual redemption value of the preferred stock was approximately $159.2 million, or approximately $43.7 million less than the carrying amount at the redemption date. This difference has been shown as an increase in additional paid-in capital in the accompanying financial statements. Dividends on the preferred stock had been accrued at a 14% per annum rate for all periods since issuance in 1992.

(9)  Provisions for Impairment
     -------------------------

     During the three months ended June 30, 1998, United Artists recorded non-cash charges for the impairment of its long-lived assets of $7.6 million and, during the three months ended June 30, 1997, United Artists recorded non-cash charges for the impairment of its long-lived assets of $8.5 million. These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued


(10) Income Taxes
     ------------

     Consolidated subsidiaries in which United Artists owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of United Artists.

     On February 10, 1998, United Artists filed a private letter ruling with the Internal Revenue Service (the "IRS") requesting an extension of time to file a Section 197 election. This election allows for the amortization of various intangible assets over 15 years. On June 8, 1998, the IRS granted United Artists its request and, on August 6, 1998, United Artists filed a
     Section 197 election along with its amended 1993 income tax return. As United Artists had previously been amortizing certain intangible assets acquired as part of the Acquisition over a five year period, the effect of the Section 197 election was to reduce United Artists' net operating loss carryforward and to increase the basis of certain intangible assets, which will be amortized, and provide for future tax deductions. As United Artists had fully reserved the deferred tax asset associated with its net operating loss carryforward, there is no financial statement impact associated with the reduction in its net operating loss carryforward.

(11) Gain on Disposition of Assets
     -----------------------------

     During April 1997, United Artists sold its 50% interest in a Hong Kong theatre company to its partners for approximately $17.5 million. This sale resulted in a gain of $11.8 million for financial reporting purposes.

(12) Corporate Restructuring
     -----------------------

     At the end of 1996, United Artists initiated a corporate restructuring plan intended to provide a higher level of focus on United Artists' domestic theatrical business at a lower annual cost. The corporate restructuring was substantially completed in January 1997. A restructuring charge of $0.5 million was recorded during the three months ended June 30, 1997 for severance and other related expenses associated with the corporate restructuring.

(13) Commitments and Contingencies
     -----------------------------

     United Artists and/or its subsidiaries are involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, antitrust violations, local tax disputes, and miscellaneous other matters. In addition, there are various claims against United Artists and/or its subsidiaries relating to certain of the leases held by United Artists and/or its subsidiaries. Although it is not possible to predict the outcome of these proceedings, United Artists believes that such legal proceedings will not have a material adverse effect on United Artists' financial position, liquidity or results of operations.

                             UNITED ARTISTS THEATRE
                            COMPANY AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(13) Commitments and Contingencies, continued
     ----------------------------------------

     The Americans With Disabilities Act of 1990 (the "ADA"), and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. United Artists has established a program to review and evaluate United Artists' theatres and to make any changes that may be required by the ADA. United Artists believes that the cost of complying with the ADA will not have a material adverse effect on United Artists' financial position, liquidity or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of United Artists' financial condition and results of operations should be read in conjunction with United Artists' Condensed Consolidated Financial Statements and related notes thereto. Such financial statements provide additional information regarding United Artists' financial activities and condition.


                              Results of Operations
                Three and Six Months Ended June 30, 1998 and 1997

The following table summarizes certain operating data of United Artists' theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

                                                 Three Months                     Six Months
                                                 Ended June 30,         %        Ended June 30,         %
                                                 --------------     Increase     --------------     Increase
                                                 1998      1997    (Decrease)    1998      1997    (Decrease)
                                                 ----      ----    ----------    ----      ----    ----------
Operating Theatres(1)
  Revenue:
    Admissions...............................  $106.2     107.3       (1.0)%    219.6       229.0     (4.1)%
    Concession sales.........................    44.3      44.2        0.2       90.9        91.9     (1.1)
    Other....................................     4.8       5.5      (12.7)       9.5        10.6    (10.4)
  Operating Expenses:
    Film rental and advertising expenses.....    59.1      60.3       (2.0)     120.0       126.1     (4.8)
    Concession costs.........................     7.0       7.2       (2.8)      13.5        14.6     (7.5)
    Other Operating Expenses.................
      Personnel expense......................    23.4      23.3        0.4       46.2        46.4     (0.4)
      Occupancy expense......................    20.6      20.2        2.0       41.1        39.7      3.5
      Miscellaneous operating expenses.......    23.4      23.9       (2.1)      46.7        46.8     (0.2)

  Weighted Avg. Operating Theatres(2)........     328       364       (9.9)       330         365     (9.6)
  Weighted Avg. Operating Screens(2).........   2,161     2,237       (3.4)     2,158       2,226     (3.1)
  Weighted Avg. Screens Per Theatre..........     6.6       6.1        7.2        6.5         6.1      7.2
  Admissions Per Weighted Avg. Operating
    Theatre..................................$323,780   294,780        9.8    665,455     627,397      6.1
  Admissions Per Weighted Avg. Operating
    Screen...................................$ 49,144    47,966        2.5    101,761     102,875     (1.1)
  Concession Sales Per Weighted Avg
    Operating Theatre........................$135,061   121,429       11.2    275,455     251,781      9.4

(1) The operating theatres include revenue and expenses of all theatres operated by United Artists, which are more than 50% owned.

(2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

Revenue from Operating Theatres
-------------------------------

Admissions: Admission revenue decreased 1.0% and 4.1% during the three and six months ended June 30, 1998, respectively, as compared to the prior year periods. The decreased admissions revenue was primarily due to decreases in attendance of 4.9% and 7.6% during the three and six months ended June 30, 1998, respectively, partially offset by increases in the average ticket price of 4.1% and 3.8% during the three and six months ended June 30, 1998, respectively. The decreases in attendance for the three and six months ended June 30, 1998 were primarily due to decreases in the weighted average operating theatres and screens and the effect of new competitive theatre openings in certain areas. The increases in the average ticket price for the three and six months ended June 30, 1998 were primarily due to selective increases in ticket prices in late 1997 and the summer of 1998, and a higher percentage of full price and adult tickets sold during 1998. Admissions per weighted average operating theatre increased 9.8% and 6.1% during the three and six months ended June 30, 1998, respectively, as compared to the prior year periods. These fluctuations in admissions per weighted average theatre were primarily due to the opening of several new theatres which have higher admissions per theatre (4.1% and 4.3%), increased ticket prices (3.5% and 2.8%) and the sale or closure of several smaller (in terms of screens) less productive theatres (6.6% and 5.2%), partially offset by the decreases in attendance (4.4% and 6.2%).

Concession Sales: Concession sales increased 0.2% and decreased 1.1% during the three and six months ended June 30, 1998, respectively, as compared to the prior year periods. The increase concession sales for the three months ended June 30, 1998 was primarily due to a 5.4% increase in the average concession sale per patron, offset by the decreased attendance discussed above. The decrease in concession sales for the six months ended June 30, 1998 was primarily due to the decreased attendance discussed above, partially offset by a 7.1% increase in the average concession sale per patron. Concession sales per weighted average operating theatre increased 11.2% and 9.4% during the three and six months ended June 30, 1998, respectively, as compared to the prior year periods. The increases in the average concession sale per patron and concession sales per weighted average operating theatre were primarily attributable to certain selective price increases in late 1997 and the summer of 1998, United Artists' increased emphasis on training, the renovation of concession stands at certain existing theatres, the opening of several new theatres with more efficient concession operations (4.6% and 4.9%) and sale of certain less productive theatres (6.9% and 6.2%).

Other: Other revenue is derived primarily from on-screen advertising, electronic video games located in theatre lobbies, theatre rentals, the rental of theatres on a networked and non-networked basis for corporate meetings, seminars and other training/educational uses by the Satellite Theatre Network(TM) and other miscellaneous sources. Other revenue decreased 12.7% and 10.4% during the three and six months ended June 30, 1998, respectively, as compared to the prior year periods primarily due to a decrease in the number of weighted average operating theatres, a decrease in revenue from on-screen advertising and lower sales from entertainment center activities. United Artists is currently restructuring its entertainment center venues in an effort to improve those operations and/or more efficiently use that space. Options that are being considered include turning the operations over to other operators of entertainment venues, converting that space to theatre screens and/or returning unutilized space to landlords.

Operating Expenses from Operating Theatres
------------------------------------------

Film rental and advertising expenses: Film rental and advertising expenses decreased 2.0% and 4.8% during the three and six months ended June 30, 1998, respectively, as compared to the prior year periods, primarily as a result of the admission revenue fluctuations discussed above. Film rental and advertising expenses as a percentage of admissions revenue for the three months ended
June 30, 1998 and 1997 were 55.6% and 56.2%, respectively, and 54.6% and 55.1%
for the six
months ended June 30, 1998 and 1997, respectively. The slight decrease in film rental and advertising expenses as a percentage of admissions revenue related primarily to the long run during 1998 of several films released in late 1997 and to slightly lower directory advertising expenses.

Concession costs: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 2.8% and 7.5%, respectively, during the three and six months ended June 30, 1998, as compared to the prior year periods, primarily as a result of lower cost percentages. Concession costs as a percentage of concession sales revenue for the three months ended June 30, 1998 and 1997 were 15.8% and 16.3%, respectively, and 14.9% and 15.9% for the six months ended June 30, 1998 and 1997, respectively. The decrease in concession costs as a percentage of concessions revenue for the three and six months ended June 30, 1998 was primarily due to lower promotional expenses and the rebidding or restructuring of the product and distribution contracts associated with many of United Artists' concession supply products.

Personnel expense: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense increased 0.4% and decreased 0.4% during the three and six months ended June 30, 1998, respectively, as compared to the prior year periods. These fluctuations were primarily due to the increase in the federal minimum wage late in 1997, which increased the average wage paid to theatre staff by 8.6%. These wage rate increases were partially offset by the decreases in attendance as discussed above, fewer weighted average operating theatres and more efficient theatre staffing. Personnel expenses as a percentage of admissions and concessions revenue was 15.5% and 15.4% for the three months ended June 30, 1998 and 1997, respectively, and 14.9% and 14.5% for the six months ended June 30, 1998 and 1997, respectively.

Occupancy expense: United Artists' typical theatre lease arrangement provides for a base rental as well as contingent rentals that is a function of the underlying theatre's revenue over an agreed upon breakpoint. Occupancy expense increased 2.0% and 3.5% during the three and six months ended June 30, 1998, respectively, as compared to the prior year periods, primarily due to higher base rentals on newly opened theatres, partially offset by fewer weighted average operating theatres, and higher property taxes. In addition, occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes of $0.9 million for the three months ended June 30, 1998 and 1997, and $1.8 million and $1.7 million for the six months ended June 30, 1998 and 1997, respectively.

Miscellaneous operating expenses: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses decreased 2.1% and 0.2% during the three and six months ended June 30, 1998, respectively, as compared to the prior year periods. The 1998 decreases in miscellaneous operating expenses were primarily due to lower insurance and utility expenses and fewer weighted average operating theatres, partially offset by higher real estate taxes.

The revenue and operating expenses discussed above are incurred exclusively within United Artists' theatres. The other expense discussions below reflect the combined expenses of corporate, divisional, district and theatre operations.

General and Administrative Expense and Restructuring Charge
-----------------------------------------------------------

General and administrative expense consists primarily of costs associated with corporate theatre administration and operating personnel, Satellite Theatre Network sales and marketing staff and other support functions located at United Artists' corporate headquarters, two film booking and three regional operating offices and 14 district theatre operations offices (generally located in theatres). At the end of 1996, United Artists initiated a corporate restructuring plan intended to provide a higher level of focus on United Artists' theatrical business at a lower annual cost. This corporate restructuring was completed in January 1997. General and administrative expense decreased $0.1 million or 1.7% and $1.3 million or 10.4%, for the three and six months ended June 30, 1998, respectively, as compared to the prior year periods, as certain aspects of the corporate restructuring were not completed until later in 1997.

Depreciation and Amortization and Provisions for Impairment
-----------------------------------------------------------

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs and certain non-compete agreements. Provisions for impairment relates to non-cash charges for the difference between the historical book value of individual theatres (in some cases groups of theatres) and the cash flow expected to be received from the operation or future sale of the individual theatre (or groups of theatres). Depreciation and amortization decreased $2.6 million and $7.3 million during the three and six months ended June 30, 1998, respectively, compared to the prior year periods primarily due to lower amortization from non-compete agreements which were fully amortized during 1997 and changing the estimated useful lives of certain assets during 1998, partially offset by increased depreciation charges on United Artists' newly opened theatres. United Artists recorded approximately $3.0 million and $9.0 million of amortization expense during the three and six months ended June 30, 1997, respectively, on non-compete agreements and certain other assets acquired as part of the Acquisition which were fully amortized in May 1997. As a result, no amortization expense was recorded during the three and six months ended June 30, 1998 on those non-compete agreements and certain other assets acquired as part of the Acquisition. During the three months ended June 30, 1998 and 1997, United Artists recorded $7.6 million and $8.5 million, respectively, of non-cash provisions for asset impairments.

Operating Income (Loss)
-----------------------

United Artists incurred net operating losses of $4.5 million and $8.3 million for the three months ended June 30, 1998 and 1997, respectively. The 1998 decrease in the net operating loss relates primarily to higher operating margins and reduced general and administrative expenses, depreciation and amortization expenses and provisions for impairments, partially offset by lower revenue. During the six months ended June 30, 1998, United Artists generated operating income of $7.1 million as compared to $2.5 million for the six months ended
June 30, 1997. This increase in operating income was due primarily to reduced general and administrative expenses, depreciation and amortization expenses and provisions for impairments, partially offset by lower revenue.

Interest
--------

Interest expense increased $3.3 million and $2.3 million during the three and six months ended June 30, 1998, respectively, as compared to the prior year periods due primarily to the redemption of United Artists' preferred stock with proceeds from the issuance of the Senior Subordinated Notes and a portion of the borrowings under the Bank Credit Facility.

Gain on Disposition of Assets
-----------------------------

During the three months ended June 30, 1997, United Artists sold its 50% interest in a Hong Kong theatre company to its partners for approximately $17.5 million. This sale resulted in a gain of $11.8 million for financial reporting purposes.

Extraordinary Item
------------------

As a result of the repayment of the Existing Bank Credit Facility and the Senior Secured Notes during the three months ended June 30, 1998, United Artists recognized an extraordinary loss on the early extinguishment of debt of $7.9 million, consisting of a $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

Income Taxes
------------

On February 10, 1998, United Artists filed a private letter ruling with the Internal Revenue Service (the "IRS") requesting an extension of time to file a
Section 197 election. This election allows for the amortization of various intangible assets over 15 years. On June 8, 1998, the IRS granted United Artists its request and, on August 6, 1998, United Artists filed a Section 197 election along with its amended 1993 income tax return. As United Artists had previously been amortizing certain intangible assets acquired as part of the Acquisition over a five year period, the effect of the Section 197 election was to reduce United Artists' net operating loss carryforward and to increase the basis of certain intangible assets, which will be amortized, and provide for future tax deductions. As United Artists had fully reserved the deferred tax asset associated with its net operating loss carryforward, there is no financial statement impact associated with the reduction in its net operating loss carryforward.

Net Loss Available to Common Stockholders
-----------------------------------------

During the three and six months ended June 30, 1998, United Artists incurred net losses available to common stockholders of $30.9 million and $37.6 million, respectively, compared to net losses of $15.4 million and $23.5 million for the three and six months ended June 30, 1997, respectively. These increases in net losses relate primarily to the extraordinary expense for the early extinguishment of debt recorded during the three months ended June 30, 1998 and the gain on the sale of United Artists' Hong Kong theatre investment during the three months ended June 30, 1997. Excluding these unusual items, the net losses available to common stockholders for the three and six month periods would have been as follows (dollars in millions):

                                                         Three Months Ended      Six Months Ended
                                                               June 30,              June 30,
                                                         ------------------      ----------------
                                                         1998          1997      1998        1997
                                                         ----          ----      ----        ----
     Net loss available to common stockholders.......  $ (30.9)       (15.4)    (37.6)      (23.5)
     Gains on disposition of assets..................     (0.6)       (11.8)     (0.6)      (11.8)
     Loss on early extinguishment of debt............      7.9          -         7.9         -
                                                         -----        -----     -----       -----
                                                       $ (23.6)       (27.2)    (30.3)      (35.3)
                                                         =====        =====     =====       =====

                         Liquidity and Capital Resources

For the six months ended June 30, 1998, cash provided by United Artists' operating activities was $9.4 million. This cash provided by operating activities, in addition to $36.1 million of cash provided by financing activities was used to fund $48.4 million of capital expenditures and other investing activities.

Substantially all of United Artists' admissions and concession sales revenue are collected in cash. Due to the unfavorable interest rate spread between bank facility borrowings and cash investments, United Artists seeks to use all of its available cash to repay its revolving bank borrowings and borrow under those facilities as cash is required. United Artists benefits from the fact that film expenses (except for films that require advances or guarantees) are usually paid 15 to 45 days after the admissions revenue is collected.

On April 21, 1998, United Artists completed the offering of the $225.0 million Fixed Rate Subordinated Notes due April 15, 2008 and the offering of the $50.0 million Floating Rate Subordinated Notes due October 15, 2007, and entered into the $450.0 million Bank Credit Facility with a final maturity of April 21, 2007.

The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the Bank Credit Facility were used to repay the outstanding borrowings of $272.5 million under UATC's Existing Bank Credit Facility on April 21, 1998, and to fund the redemption of United Artists' preferred stock (approximately $159.2 million) on May 1, 1998. Additional borrowings under the Bank Credit Facility were used to fund the redemption of UATC's $125.0 million Senior Secured Notes on May 21, 1998 at 102.875% of par value plus accrued but unpaid interest of $0.8 million. In addition, United Artists expects to use a portion of the Bank Credit Facility (approximately $45.7 million) to repay certain Prop I mortgage notes maturing on November 1, 1998.

The Bank Credit Facility consists of $100.0 million of reducing revolving loan commitments and $350.0 million of delayed draw term loan commitments. The Bank Credit Facility contains certain provisions that require United Artists to maintain certain financial ratios and places limitations on, among other things, additional indebtedness, disposition of assets and restricted payments.

The Bank Credit Facility is guaranteed, on a joint and several basis, by UATC and by certain of United Artists' other subsidiaries, including UAR and, after the repayment of the Prop I mortgage notes, will be guaranteed by Prop I. The Bank Credit Facility is secured by, among other things, the capital stock of UATC, UAR, Prop I, and certain other subsidiaries of United Artists and UATC and by an intercompany note of UATC to United Artists established with respect to borrowings by UATC from United Artists.

The Senior Subordinated Notes consist of $225.0 million of 9-3/4% notes due April 15, 2008 (the "Fixed Rate Subordinated Notes") and $50.0 million of floating rate notes due October 15, 2007 (the "Floating Rate Subordinated Notes"). Interest on the Fixed Rate Subordinated Notes is due semi-annually. Interest on the Floating Rate Subordinated Notes is due quarterly and is calculated based upon the three month LIBOR rate plus 4.375%.

The Fixed Rate Subordinated Notes may be redeemed at the option of United Artists, in whole or in part, any time on or after April 15, 2003. The Floating Rate Subordinated Notes may be redeemed at any time at the option of United Artists, in whole or in part, any time on or after April 15, 1999. Upon a change of control (as defined in the respective indentures (the "Indentures") under which the Senior Subordinated Notes were issued), the holders of the Senior Subordinated Notes have the right to require United Artists to purchase all or any portion of such holders Senior Subordinated Notes at a purchase price equal to 101% of the principal amount thereof together with accrued and unpaid interest, if any, to the date of purchase.

The Indentures contain certain covenants that place limitations on, among other things, the incurrence of additional indebtedness by United Artists and any of its subsidiaries, the payment of dividends, the redemption of capital stock, the making of investments, the issuance of capital stock of subsidiaries, the creation of dividend and other restrictions affecting subsidiaries, transactions with affiliates, asset sales and certain mergers and consolidations.

The Senior Subordinated Notes are unsecured, senior subordinated obligations of United Artists and are subordinated in right of payment to all existing and future senior indebtedness of United Artists including borrowings under the Bank Credit Facility. The Fixed Rate Subordinated Notes rank pari passu with the Floating Rate Subordinated Notes.

As a result of the repayment of the Existing Bank Credit Facility and the redemption of the Senior Secured Notes, United Artists recognized an extraordinary loss on the early extinguishment of debt during the three months ended June 30, 1998 of $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

During December 1996, United Artists initiated a new investment strategy that focuses on the development of new theatres and renovations (including stadium seating retrofits) and expansions of existing high revenue theatres in the United States where United Artists has a significant operating presence. As part of this increased focus on its U.S. operations, United Artists restructured and realigned its corporate overhead functions and has sold most of its international investments. The proceeds received from the sale of international investments and corporate overhead savings were redeployed into new theatre developments or the renovation of existing key theatres in United Artists' core markets and used to repay existing debt. United Artists currently has an agreement to sell a portion of its investments in Singapore and Thailand for $8.1 million. After the consummation of such sale, United Artists' international investments will only include a 10.0% interest in four theatres in Singapore and Thailand.

As part of its strategic plan, United Artists intends to continue to dispose of, through sale or lease terminations, certain of its non-strategic or underperforming operating theatres and real estate in the United States. Net proceeds, if any, from these increased disposition efforts are expected to be used to repay existing debt or to be redeployed into the renovation and/or expansion of existing theatres and new, larger (in terms of screens), higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, negotiations are ongoing with respect to several theatres and parcels of real estate. During the six months ended
June 30, 1998, United Artists closed or sold 13 theatres (52 screens). The theatres that were closed were primarily smaller, older theatres that were not part of United Artists' long term strategic plans or were underperforming.

In an effort to limit the amount of investment exposure on any one project, United Artists typically develops theatre projects where the land and building are leased through long-term operating leases.

Where such lease transactions are unavailable, however, United Artists will invest in the land and development of the entire theatre facility (fee-owned) and then seek to enter into a sale and leaseback transaction. Regardless of whether the theatre is leased or fee-owned, in most cases the equipment and other theatre fixtures are owned by United Artists. For the six months ended June 30, 1998, United Artists invested approximately $51.2 million on the development of five new theatres (54 screens) and two renovations which opened during the period, construction on eight theatres (101 screens) and screen additions or renovations to eight theatres expected to open during the remainder of 1998 or in 1999 and recurring maintenance to certain existing theatres.

In December 1995, UATC and UAR entered into a sale and leaseback transaction whereby the land and buildings underlying 31 of their operating theatres and four theatres and a screen addition under development were sold to, and leased back from an unaffiliated third party.

In November 1996, UATC entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from, an unaffiliated third party. At June 30, 1998, approximately $0.5 million of sales proceeds were held in escrow pending final construction approval.

In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres currently under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. At June 30, 1998, approximately $13.5 million of the sales proceeds were held in escrow and will be paid under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres.

At June 30, 1998, United Artists had entered into construction or lease agreements for eight new theatres (101 screens) and for screen additions or renovations to eight existing theatres (75 screens) that United Artists intends to open or renovate during the next two years. United Artists estimates that capital expenditures associated with these theatres will aggregate approximately $85.2 million. Such amounts relate only to projects in which United Artists had executed a definitive lease and all significant lease contingencies have been satisfied. Of the committed amount, approximately $14.0 million will be funded from proceeds of certain sale and leaseback transactions currently held in escrow. United Artists expects additional capital expenditures to be made as other projects are finalized, and that as much as 60% of its future capital expenditures will be allocated to existing key locations.

UATC is party to interest rate cap agreements on $100.0 million of floating rate debt which provide for a LIBOR interest rate cap of 7-1/2% per annum and expire at various dates through July 1999. The terms of the Bank Credit Facility require United Artists to obtain interest rate hedges on a certain portion of its indebtedness thereunder. United Artists amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

The level of continued investing activities by United Artists is dependent on, among other factors, its on-going operating liquidity and to other sources of liquidity. One measure commonly used in the theatrical industry to measure operating liquidity is referred to a "Interest Coverage." Interest Coverage is the ratio of Operating Cash Flow (defined as EBITDA - earnings before interest, taxes, depreciation, and amortization - plus other non-recurring or non-cash operating credits or charges) to interest expense (excluding amortization of deferred loan costs). Following is a calculation of Operating Cash Flow and Interest Coverage for the three and six months ended June 30, 1998 and 1997, including a reconciliation of Operating Income to Operating Cash Flow. Additionally, information from the statements of cash flow is presented for the six months ended June 30, 1998 and 1997 in the following table (dollars in millions).

                                                         Three Months Ended      Six Months Ended
                                                               June 30,              June 30,
                                                         ------------------      ----------------
                                                         1998          1997      1998        1997
                                                         ----          ----      ----        ----
     Operating Income (Loss).......................... $  (4.5)       (8.3)       7.1         2.5
     Depreciation and Amortization....................    12.9        15.5       26.6        33.9
     Provisions for Impairment........................     7.6         8.5        7.6         8.5
     Restructuring Charge.............................     -           0.5        -           0.5
     Non-Cash Rent....................................     0.9         0.9        1.8         1.7
                                                          ----        ----       ----        ----
     Operating Cash Flow.............................. $  16.9        17.1       43.1        47.1
                                                          ====        ====       ====        ====

     Interest Expense................................. $  15.1        11.2       25.1        22.2
                                                          ====        ====       ====        ====

     Interest Coverage Ratio..........................     1.1         1.5        1.7         2.1
                                                          ====        ====       ====        ====

     Statement of Cash Flow Information:
        Net cash provided by operating activities.....                         $  9.4        12.8
        Net cash used in investing activities.........                          (48.4)      (29.7)
        Net cash provided by financing activities.....                           36.1        16.4
                                                                                -----       -----
        Net cash flow.................................                         $ (2.9)       (0.5)
                                                                                =====       =====

As shown above, United Artists' Interest Coverage Ratio decreased from 1.5 times for the three months ended June 30, 1997 to 1.1 times for the three months ended June 30, 1998, and from 2.1 times for the six months ended June 30, 1997 to 1.7 times for the six months ended June 30, 1998, primarily due to increased interest expense associated with the redemption of the preferred stock.

Operating Cash Flow set forth above is one measure of value and borrowing capacity commonly used in the theatrical exhibition industry and is not intended to be a substitute for Operating Cash Flow as defined in United Artists' debt agreements or for cash flows provided by operating activities, a measure of performance provided herein in accordance with generally accepted accounting principles, and should not be relied upon as such. The Operating Cash Flow as set forth above does not take into consideration certain costs of doing business and, as such, should not be considered in isolation to other measures of performance.

Another measure of liquidity is net cash provided by operating activities as set forth above. For the six months ended June 30, 1998, $9.4 million of net cash was provided by United Artists' operating activities. This measurement shows the net cash provided by United Artists' operations which was available for United Artists' liquidity needs after taking into consideration certain additional costs of doing business which are not reflected in the Operating Cash Flow calculations discussed above.

United Artists believes that the net cash provided by operations and borrowings available under the Bank Credit Facility will be sufficient to fund its future cash requirements. United Artists expects that future cash requirements will principally be for repayments of indebtedness, working capital requirements and capital expenditures. United Artists' future operating performance and ability to service its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond United Artists' control. Additionally, UATC's ability to incur additional indebtedness may be limited by covenants contained in the Participation Agreement relating to the 1995 sale and leaseback discussed above.

From time to time, United Artists evaluates the value of its theatres and other assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." To the extent such values are less than the recorded amounts for such assets, United Artists may recognize a non-cash charge to reflect an impairment. United Artists recognized $7.6 million and $8.5 million of asset impairments during the three months ended June 30, 1998 and 1997, respectively.

                                     Other

United Artists' revenues are seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer extending the period from Memorial Day to Labor Day and the holiday season extending from Thanksgiving through year-end. The unexpected emergence of a hit film during other periods can alter this traditional trend. The timing of such film releases can have a significant effect on United Artists' results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year. The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

                                    Year 2000

United Artists has initiated a review of its internal information systems to insure they are functional in the Year 2000 and, although such review is still in progress, believes that conversion requirements will not result in significant disruption of United Artists' business operations or have a material adverse effect on its future liquidity or results of operations. United Artists has not extensively investigated the Year 2000 compliance of its customers, suppliers and other third parties with whom it has business relationships, but intends to make selected inquiries. Compliance by such third parties is voluntary and failures could occur, in which case there is the possibility of a material adverse effect on United Artists. However, the nature of United Artists' business and its business relationships are not such the United Artists considers the potential Year 2000 compliance failure of a third party with whom it has a direct business relationship likely to have a material adverse effect on United Artists.

                          New Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes the standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income includes net income plus other comprehensive income (other revenues, expenses, gains, and losses that under generally accepted accounting principles bypass net income). The effective date for SFAS No. 130 is for fiscal years beginning after December 15, 1997 and the impact on United Artists' financial position, results of operations or cash flow for the three and six months ended June 30, 1998 and 1997 was not material.

In 1997, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), which requires costs of start up activities to be expensed when incurred. The effective date for SOP 98-5 is for fiscal years beginning after December 15, 1998 and the impact on United Artists' financial position, results of operations or cash flow is not expected to be material.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes the standards for accounting and reporting of derivative instruments. SFAS No. 133 will require derivative instruments to be recorded at their fair value on the balance sheet and changes in the derivative instrument's fair value be recognized currently in the calculation of net income unless specific hedge accounting criteria are met. The effective date for SFAS No. 133 is for fiscal years beginning after June 15, 1999. United Artists has not quantified the impact of adopting SFAS No. 133 on its financial position, results of operations or cash flow and has not determined the timing of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in net income and comprehensive income.

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    UNITED ARTISTS THEATRE COMPANY
                                    (Registrant)



                                    /s/ Trent J. Carman
                                    --------------------------------------------
                                    By: Trent J. Carman
                                        Chief Financial Officer




Date:  August 13, 1998