Form 10-Q
period 1998-09-30
UNITED ARTISTS THEATRE CO
filed 1998-11-16
CIK 889571

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M  10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1998

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


Commission File Number:    333-56985
                           333-56999

                         UNITED ARTISTS THEATRE COMPANY
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             84-1198391
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


9110 East Nichols Avenue, Suite 200
Englewood, Colorado                                              80112
----------------------------------------               -------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:         (303) 792-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                     -----    -----

As of November 12, 1998, 11,551,383 shares of Class A Common Stock, 139,058 shares of Class B Common Stock (including options to acquire 103,133 shares of Class B Common Stock exercisable within 60 days of such date) and 11,902 shares of Class C common Stock were outstanding.

                         UNITED ARTISTS THEATRE COMPANY

                          QUARTERLY REPORT ON FORM 10-Q

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)

                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                      PAGE NUMBER


  ITEM 1.  FINANCIAL STATEMENTS

  UNITED ARTISTS THEATRE COMPANY

           Condensed Consolidated Balance Sheets.........................4
           Condensed Consolidated Statements of Operations...............5
           Condensed Consolidated Statement of Stockholders' Equity......6
           Condensed Consolidated Statements of Cash Flow................7
           Notes to Condensed Consolidated Financial Statements..........8


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............16

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

ALL WRITTEN FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO UNITED ARTISTS ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                              (Amounts in Millions)
                                   (Unaudited)

                                                                                  September 30, 1998       December 31, 1997*
                                                                                  ------------------       ------------------
                      ASSETS
Current assets:
  Cash and cash equivalents..........................................                  $     8.5                    10.8
  Receivables, net...................................................                       17.7                    14.4
  Prepaid expenses and concession inventory..........................                       21.5                    18.4
  Other assets.......................................................                        0.5                     0.3
                                                                                          ------                   -----
    Total current assets.............................................                       48.2                    43.9

Investments and related receivables..................................                       14.6                    15.4
Property and equipment, at cost (note 9):
  Land   ............................................................                       52.6                    54.7
  Theatre buildings, equipment and other.............................                      621.5                   548.0
                                                                                           -----                   -----
                                                                                           674.1                   602.7
  Less accumulated depreciation and amortization (note 4)............                     (264.7)                 (222.0)
                                                                                          -------                 -------
                                                                                           409.4                   380.7

Intangible assets, net (note 9)......................................                       88.8                   101.5
Net assets of discontinued operations (note 10)......................                        1.8                    14.6
Other assets, net (note 2)...........................................                       16.7                     6.9
                                                                                           -----                  ------
                                                                                       $   579.5                   563.0
                                                                                           -----                   -----
                                                                                           -----                   -----

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable...................................................                  $    70.8                    87.1
  Accrued and other liabilities......................................                       34.3                    29.1
  Current portion of long-term debt (notes 2 and 6)..................                       53.8                    81.7
                                                                                          ------                  ------
    Total current liabilities........................................                      158.9                   197.9

Other liabilities....................................................                       56.0                    45.9
Debt (notes 2 and 6).................................................                      592.5                   332.3
                                                                                           -----                   -----
  Total liabilities..................................................                      807.4                   576.1

Minority interests in equity of consolidated subsidiaries............                        5.6                     7.2

Stockholders' equity (deficit) (note 2):
  Preferred stock (note 8)...........................................                          -                   193.9
  Common stock:
         Class A.....................................................                        0.1                     0.1
         Class B.....................................................                          -                       -
         Class C.....................................................                          -                       -
  Additional paid-in capital (note 8)................................                       51.1                    16.4
  Accumulated deficit................................................                     (282.7)                 (228.5)
  Cumulative foreign currency translation adjustment.................                          -                    (0.4)
  Treasury stock.....................................................                       (2.0)                   (1.8)
                                                                                         --------                 -------
     Total stockholder's equity (deficit)............................                     (233.5)                  (20.3)
                                                                                          -------                  ------
                                                                                       $    579.5                   563.0
                                                                                            -----                   -----
                                                                                            -----                   -----

* Restated

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                              (Amounts in Millions)
                                   (Unaudited)

                                                      Three Months         Nine Months          Three Months         Nine Months
                                                          Ended               Ended                Ended                Ended
                                                   September 30, 1998   September 30, 1998  September 30, 1997*  September 30, 1997*
                                                   ------------------   ------------------  -------------------  -------------------
Revenue:
  Admissions....................................     $       127.9            347.5                131.5                360.5
  Concession sales..............................              53.0            143.9                 52.8                144.7
  Other  .......................................               3.1             11.9                  4.8                 13.9
                                                             -----            -----                -----                -----
                                                             184.0            503.3                189.1                519.1
                                                             -----            -----                -----                -----

Costs and expenses:
  Film rental and advertising expenses..........              70.0            190.0                 74.9                201.0
  Direct concession costs.......................               7.3             20.8                  8.2                 22.8
  Other operating expenses (note 3).............              70.9            203.4                 70.6                201.7
  General and administrative....................               5.9             17.1                  5.9                 18.1
  Restructuring charge (note 13)................                 -                -                    -                  0.5
  Depreciation and amortization (note 4)........              13.3             39.1                 13.0                 46.2
  Provisions for impairment (note 9)............              11.8             19.4                  7.2                 15.7
                                                             -----            -----                -----                -----
                                                             179.2            489.8                179.8                506.0
                                                             -----            -----                -----                -----

    Operating income from continuing operations                4.8             13.5                  9.3                 13.1

Other income (expense):
  Interest, net (notes 2 and 6).................             (15.3)           (39.8)               (11.6)               (33.9)
  Gain on disposition of assets (note 12).......                 -              0.6                  8.2                 20.0
  Share of losses of affiliates, net............              (0.1)            (0.3)                   -                 (0.9)
  Minority interests in earnings of
    consolidated subsidiaries...................              (0.4)            (1.1)                (0.3)                (0.8)
  Other, net....................................              (1.4)            (2.9)                (0.5)                (1.5)
                                                              -----            -----               ------                -----
                                                             (17.2)           (43.5)                (4.2)               (17.1)
                                                             ------           ------                -----               ------

   Income (loss) from continuing operations
      before income tax expense and
      discontinued operations...................             (12.4)           (30.0)                 5.1                 (4.0)

Income tax expense (note 11)....................              (0.2)            (0.9)                (0.4)                (1.0)
                                                              -----            -----               ------                -----

  Income (loss) from continuing operations......             (12.6)           (30.9)                 4.7                 (5.0)

Discontinued operations (note 10)...............             (13.0)           (15.4)                (1.4)                (3.4)
                                                             ------           ------                -----                -----

  Income (loss) before extraordinary item.......             (25.6)           (46.3)                 3.3                 (8.4)

Extraordinary item - loss on early
  extinguishment of debt (note 2)...............                -              (7.9)                  -                    -
                                                             ------            -----                -----                -----

    Net income (loss)...........................             (25.6)           (54.2)                 3.3                 (8.4)

Dividend on preferred stock (note 8)............                -              (9.0)                (6.0)               (17.8)
                                                             ------            -----                -----               ------

  Net loss available to
    common stockholders.........................          $  (25.6)           (63.2)                (2.7)               (26.2)
                                                             ------           ------               ------               ------
                                                             ------           ------               ------               ------

* Restated

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                              (Amounts in Millions)
                                   (Unaudited)


                                                            Common          Common          Common           Additional
                                          Preferred          stock           stock           stock             paid-in
                                            stock           Class A         Class B         Class C            capital
                                         -----------        -------         -------         -------        --------------

Balance at
January 1, 1998...................        $   193.9           0.1              -               -                16.4

Accretion of dividends
on preferred stock................              9.0            -               -               -                (9.0)

Redemption of
preferred stock...................           (202.9)           -               -               -                43.7

Foreign currency
translation adjustment............              -              -               -               -                 -

Purchase of
treasury stock....................              -              -               -               -                 -

Net loss..........................              -              -               -               -                 -
                                              -----          -----           -----           -----              ----

Balance at
September 30, 1998................        $     -             0.1              -               -                51.1
                                              -----          -----           -----           -----              ----
                                              -----          -----           -----           -----              ----


                                                           Cumulative
                                                        foreign currency                           Total
                                      Accumulated          translation       Treasury          stockholders'
                                        deficit            adjustment          Stock         equity (deficit)
                                   -----------------    ----------------    -----------      ----------------

Balance at
January 1, 1998...................      (228.5)              (0.4)             (1.8)              (20.3)

Accretion of dividends
on preferred stock................         -                   -                                    -

Redemption of
preferred stock...................         -                   -                 -               (159.2)

Foreign currency
translation adjustment............         -                  0.4                                   0.4

Purchase of
treasury stock....................         -                   -               (0.2)               (0.2)

Net loss..........................       (54.2)                -                 -                (54.2)
                                        -------              -----             -----             -------

Balance at
September 30, 1998................      (282.7)                -               (2.0)             (233.5)
                                        -------              -----             -----             -------
                                        -------              -----             -----             -------

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                              (Amounts in Millions)
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                                -------------------
                                                                                             1998              1997*
                                                                                             ----              -----
Net cash provided by operating activities...........................................      $    29.5              29.2
                                                                                               ----              ----

Cash flow from investing activities:
  Capital expenditures..............................................................          (67.2)            (52.7)
  (Increase) decrease in construction in progress, net..............................          (14.9)             (5.9)
  Increase in receivable from sale and leaseback escrow.............................           (7.1)             (8.3)
  Proceeds from sale and leaseback escrow...........................................            1.0              14.0
  Proceeds from disposition of assets, net..........................................            4.5              59.5
  Investment in and receivables from theatre joint
    ventures........................................................................            -               (18.3)
  Other, net........................................................................           (4.5)              0.1
                                                                                              -----             -----
    Net cash used in investing activities...........................................          (88.2)            (11.6)
                                                                                              -----             -----

Cash flow from financing activities:
  Proceeds from issuance of Senior Subordinated Notes...............................          265.9               -
  Debt borrowings...................................................................          508.0             109.9
  Debt repayments...................................................................         (427.2)           (127.3)
  Redemption of preferred stock.....................................................         (159.2)              -
  Repurchase of Senior Secured Notes................................................         (128.6)              -
  Increase (decrease) in cash overdraft.............................................            4.3              (1.2)
  Other, net........................................................................           (6.8)             (2.0)
                                                                                               ----              ----
    Net cash provided by (used in) financing activities.............................           56.4             (20.6)
                                                                                               ----             -----

    Net decrease in cash............................................................           (2.3)             (3.0)

Cash and cash equivalents:
  Beginning of period...............................................................           10.8              10.1
                                                                                               ----              ----
  End of period.....................................................................      $     8.5               7.1
                                                                                               ----              ----
                                                                                               ----              ----

Reconciliation of net loss to net cash provided by
   operating activities:
  Net loss..........................................................................      $   (54.2)             (8.4)
  Non-cash expenses associated with discontinued
  operations........................................................................           12.9               1.1
  Extraordinary item................................................................            7.9               -
  Effect of leases with escalating minimum annual rentals...........................            2.7               2.6
  Depreciation and amortization.....................................................           39.1              46.2
  Provisions for impairment.........................................................           19.4              15.7
  Gain on disposition of assets, net................................................           (0.6)            (20.0)
  Share of losses of affiliates, net................................................            0.3               0.9
  Minority interests in earnings of consolidated
  subsidiaries......................................................................            1.1               0.8
Change in assets and liabilities:
  Receivables.......................................................................            0.8               3.7
  Prepaid expenses and concession inventory.........................................           (2.1)             (2.7)
  Other assets......................................................................            0.7               3.0
  Accounts payable..................................................................            0.2             (11.4)
  Accrued and other liabilities.....................................................            1.3              (2.3)
                                                                                               ----              ----
    Net cash provided by operating activities.......................................      $    29.5              29.2
                                                                                               ----              ----
                                                                                               ----              ----

* Restated

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

(1)   GENERAL INFORMATION

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

      In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made in the accompanying interim condensed consolidated financial statements which are necessary to present fairly the financial position of United Artists and the results of its operations. Interim results are not necessarily indicative of the results for the entire year because of fluctuations of revenue and related expenses resulting from the seasonality of attendance and the availability of popular motion pictures. These financial statements should be read in conjunction with the audited December 31, 1997 consolidated financial statements and notes thereto included as part of UATC's Form 10-K.

(2)   RECAPITALIZATION

      On April 21, 1998, United Artists completed the offering of $225.0 million of its 9.75% senior subordinated notes due April 15, 2008 and the offering of $50.0 million of its floating rate senior subordinated notes due October 15, 2007 (collectively, the "Senior Subordinated Notes"), and entered into a $450.0 million bank credit facility (the "New Bank Credit Facility") with a final maturity of April 21, 2007.

      The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to repay the outstanding borrowings under UATC's existing bank credit facility (the "Bank Credit Facility") (approximately $272.5 million), and to fund the redemption of United Artists' preferred stock (approximately $159.2 million) and the redemption of UATC's $125.0 million senior secured notes (the "Senior Secured Notes") at 102.875% of par value plus accrued, but unpaid interest of approximately $0.8 million.

      As part of the recapitalization, a delayed draw term loan facility was included as part of the New Bank Credit Facility in order to facilitate the repayment of certain Prop I mortgage notes upon their maturity. On November 1, 1998, approximately $45.7 million of this delayed draw facility was used to repay and retire these Prop I mortgage notes. See Note (6) Debt.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES


         Notes to Condensed Consolidated Financial Statements, continued

(2)   RECAPITALIZATION, CONTINUED

      As a result of the repayment of the Bank Credit Facility and redemption of the Senior Secured Notes, United Artists recognized an extraordinary loss on the early extinguishment of debt during the nine months ended September 30, 1998 of approximately $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

(3)   SALE AND LEASEBACK

      In December 1995, UATC and UAR entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the buildings and land underlying 27 of their operating theatres and four theatres and a screen addition under development were sold to, and leased back from, an unaffiliated third party. United Artists realized a net gain of approximately $12.1 million as a result of this sale and leaseback transaction. For financial statement purposes, this gain has been deferred and is being recognized over the term of the lease as a reduction of rent expense. In conjunction with the 1995 Sale and Leaseback, the buyer of the properties issued certain publicly traded bonds. The lease of the properties by UATC required UATC to enter into a Participation Agreement that requires UATC to comply with certain covenants including limitations on indebtedness and restrictions on payments.

      In November 1996, UATC entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from, an unaffiliated third party. At September 30, 1998, approximately $0.5 million of sales proceeds were held in escrow pending final construction approval.

      In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres currently under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. At September 30, 1998, approximately $13.5 million of the sales proceeds were held in escrow and will be paid periodically during construction under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres.

(4)   CHANGE IN ESTIMATED USEFUL LIVES

      During 1998, United Artists revised the estimated useful lives of certain equipment and leasehold improvements to more closely reflect the actual lives of these assets. The effect of this change in estimated useful lives was to decrease depreciation and amortization expense for the three and nine months ended September 30, 1998 by approximately $0.7 million and $2.2 million, respectively.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES


         Notes to Condensed Consolidated Financial Statements, continued

(5)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Cash payments for interest were $32.6 million and $29.0 million for the nine months ended September 30, 1998 and 1997, respectively.

      United Artists accrued $9.0 million and $17.8 million of dividends during the nine months ended September 30, 1998 and 1997, respectively, on its preferred stock.


(6)   DEBT

      Debt is summarized as follows (amounts in millions):

                                                    September 30, 1998    December 31, 1997
                                                    ------------------    -----------------
          New Bank Credit Facility (a)............     $    311.0                 -
          Senior Subordinated Notes (b)...........          275.0                 -
          Bank Credit Facility (c)................            -                 226.5
          Senior Secured Notes (c)................            -                 125.0
          Other (d)...............................           14.6                16.3
          Prop I Mortgage Notes (e)...............           45.7                46.2
                                                            -----               -----
                                                            646.3               414.0
          Less current portion                              (53.8)              (81.7)
                                                            ------              ------
                                                       $    592.5               332.3
                                                            -----               -----
                                                            -----               -----

      (a) The New Bank Credit Facility provides for delayed draw term loans aggregating $350.0 million (the "Term Loans") and a reducing revolving loan and standby letters of credit aggregating $100.0 million (the "Revolving Facility"). The Term Loans consist of the following: (i) a $70.0 million delayed draw term loan (the "Tranche A Term Loan"), $5.0 million of which was funded at September 30, 1998 and $65.0 million of which is available on a delayed draw basis at various dates through December 31, 1998; (ii) a $118.0 million delayed draw term loan (the "Tranche B Term Loan"), which was fully funded at September 30, 1998; and (iii) a $162.0 million delayed draw term loan (the "Tranche C Term Loan"), which was fully funded at September 30, 1998.

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

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued

(6)   DEBT, CONTINUED

            Borrowings under the New Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by United Artists, but no less frequently than once each 90 days.

            The New Bank Credit Facility is guaranteed, on a joint and several basis, by UATC and by certain of United Artists' other subsidiaries, including UAR and, after the repayment of Prop I's mortgage notes, will be guaranteed by Prop I. The New Bank Credit Facility is secured by, among other things, the capital stock of UATC, UAR, Prop I and certain other subsidiaries of United Artists and UATC and by an intercompany note of UATC to United Artists established with respect to borrowings by UATC from United Artists.

            The New Bank Credit Facility contains certain provisions that require United Artists to maintain certain financial ratios and place limitations on, among other things, additional indebtedness, disposition of assets and restricted payments.

      (b) The Senior Subordinated Notes consist of $225.0 million of 9.75% notes due April 15, 2008 (the "Fixed Rate Subordinated Notes") and $50.0 million of floating rate notes due October 15, 2007 (the "Floating Rate Subordinated Notes"). Interest on the Fixed Rate Subordinated Notes is due semi-annually. Interest on the Floating Rate Subordinated Notes is due quarterly and is calculated based upon the three month LIBOR rate plus 4.375%.

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

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(6)   DEBT, CONTINUED

             The Senior Subordinated Notes are unsecured, senior subordinated obligations of United Artists and are subordinated in right of payment to all existing and future senior indebtedness of United Artists including borrowings under the New Bank Credit Facility. The Fixed Rate Subordinated Notes rank PARI PASSU with the Floating Rate Subordinated Notes.

      (c) As discussed in Note (2), Recapitalization, the Bank Credit Facility and the Senior Secured Notes were repaid during 1998 from proceeds of the offerings of the Senior Subordinated Notes and the New Bank Credit Facility.

      (d) Other debt at September 30, 1998 consists of various term loans, mortgage notes, capital leases, seller notes and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

      (e) The Prop I mortgage notes (the "Prop I Notes") bear interest at 11.15% per annum. Principal and interest are payable in monthly installments, with a lump sum payment of principal and accrued, but unpaid, interest due on November 1, 1998. The Prop I Notes are secured by a first mortgage on Prop I's theatre properties, an assignment of the lease agreement with UATC, and $12.5 million of bank letters of credit. The Indenture of Mortgage, among its other provisions, contains limitations on the sale and/or substitution of properties and a limitation on any additional debt incurred by Prop I other than intercompany advances. As discussed in Note (2), Recapitalization, additional commitments under the Tranche A Term Loan were designated for the retirement of the Prop I mortgage notes that matured on November 1, 1998. On November 1, 1998, approximately $45.7 million of borrowings under the Tranche A Term Loan were used to retire the Prop I mortgage notes and $12.5 million of letters of credit were cancelled.

      At September 30, 1998, United Artists was party to interest rate cap agreements on $225.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6.0% and 7.5% and expire at various dates through August 2001. United Artists is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As United Artists has historically received payments relating to such interest rate cap agreements, it does not anticipate such non-performance in the future. United Artists amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

      At September 30, 1998, United Artists had approximately $65.0 million of unused Tranche A Term Loan commitments and $74.0 million of Revolving Facility commitments, $18.0 million of which has been used for the issuance of letters of credit. When the Prop I indebtedness matured on November 1, 1998, $12.5 million of letters of credit were cancelled and such amount increased the available borrowings under the Revolving Facility. United Artists pays commitment fees of 1/2% per annum on the average unused commitments.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(6)   DEBT, CONTINUED

      The primary source of principal and interest payments related to the New Bank Credit Facility and the Senior Subordinated Notes will come from payments by UATC to United Artists. The amount of payments by UATC to United Artists may be limited from time to time by covenants included in the Participation Agreement relating to the 1995 Sale and Leaseback. See Note (3), Sale and Leaseback.

      Interest, net includes amortization of deferred loan costs of $0.2 million and $0.5 million for the three months ended September 30, 1998 and 1997, respectively, and $0.9 million and $1.5 million for the nine months ended September 30, 1998 and 1997, respectively. Additionally, interest, net includes interest income of $0.1 million and $0.2 million for the three months ended September 30, 1998 and 1997, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 1998 and 1997, respectively.

(7)   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      At September 30, 1998, the fair value of United Artists' cash and cash equivalents, outstanding borrowings under the New Bank Credit Facility, the other debt, the promissory notes, and the Prop I Notes, and interest rate cap agreements approximated their carrying amount and the fair value of the Senior Subordinated Notes was approximately $257.0 million.

(8)   PREFERRED STOCK

      As part of the recapitalization discussed in Note (2), Recapitalization, proceeds from the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to fund the redemption of United Artists' preferred stock on May 1, 1998. At the redemption date, the actual redemption value of the preferred stock was approximately $159.2 million. The carrying amount of the preferred stock at the redemption date was approximately $43.7 million more than the redemption value as dividends had been accrued at a 14% per annum rate for all periods since issuance in 1992 rather than the stated rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter. This difference has been shown as an increase in additional paid-in capital in the accompanying financial statements.

(9)   PROVISIONS FOR IMPAIRMENT

      United Artists recorded non-cash charges for the impairment of its long-lived assets of $11.8 million and $19.4 million during the three and nine months ended September 30, 1998, respectively, and $7.2 million and $15.7 million during the three and nine months ended September 30, 1997, respectively. These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(10) DISCONTINUED OPERATIONS

      Subsequent to the third quarter of 1998, United Artists established a plan to dispose of its entertainment center business segment. Current and prior period results for the entertainment center business segment have been classified separately in the accompanying statements of operations as discontinued operations.

      Net assets of the discontinued operations were $1.8 million and $14.6 million at September 30, 1998 and December 31, 1997, respectively. Revenue generated by the discontinued operations was $0.1 million and $0.8 million for the three and nine months ended September 30, 1998, respectively, and $0.4 million and $1.9 million for the three and nine months ended September 30, 1997, respectively. Interest expense allocated to the discontinued operations was $0.4 million and $1.2 million for the three and nine months ended September 30, 1998, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 1997, respectively. Additionally, included in the net loss from discontinued operations for the three and nine months ended September 30, 1998 is $10.2 million of non-cash provisions for asset impairments.

(11)  INCOME TAXES

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

(12)  GAIN ON DISPOSITION OF ASSETS

      During April 1997, United Artists sold its 50% interest in a Hong Kong theatre company to its partners for approximately $17.5 million and, during September 1997, United Artists sold its theatre investments in Mexico and Argentina for approximately $25.0 million. During the nine months ended September 30, 1997, United Artists sold various non-strategic or underperforming theatres for net cash proceeds of approximately $17.0 million.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(13) CORPORATE RESTRUCTURING

      At the end of 1996, United Artists initiated a corporate restructuring plan intended to provide a higher level of focus on United Artists' domestic theatrical business at a lower annual cost. The corporate restructuring was substantially completed in January 1997. A restructuring charge of $0.5 million was recorded during the nine months ended September 30, 1997 for severance and other related expenses associated with the corporate restructuring.

(14)  COMMITMENTS AND CONTINGENCIES

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of United Artists' financial condition and results of operations should be read in conjunction with United Artists' Condensed Consolidated Financial Statements and related notes thereto. Such financial statements provide additional information regarding United Artists' financial activities and condition. The following discussion contains forward-looking statements and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those discussed. United Artists undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.


                              RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The following table summarizes certain operating data of United Artists' theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):


                                                     Three Months Ended                            Nine Months Ended
                                                        September 30,              %                September 30,              %
                                                        -------------          Increase             -------------          Increase
                                                    1998            1997      (Decrease)        1998           1997       (Decrease)
                                                    ----            ----      ----------        ----           ----       ----------
Operating Theatres (1)
   Revenue:
       Admissions............................... $    127.9         131.5         (2.7)%        347.5           360.5         (3.6)%
       Concession sales.........................       53.0          52.8          0.4          143.9           144.7         (0.6)
       Other....................................        3.1           4.8        (35.4)          11.9            13.9        (14.4)
   Operating Expenses:
       Film rental and advertising expenses.....       70.0          74.9         (6.5)         190.0           201.0         (5.5)
       Concession costs.........................        7.3           8.2        (11.0)          20.8            22.8         (8.8)
       Other Operating Expenses:
           Personnel expense....................       25.0          24.7          1.2           71.2            71.1          0.1
           Occupancy expense....................       21.7          20.6          5.3           62.8            60.3          4.2
           Miscellaneous operating expenses.....       24.2          25.3         (4.3)          69.4            70.3         (1.3)

   Weighted Avg Operating Theatres(2)...........        320           354         (9.6)           326             362         (9.9)
   Weighted Avg Operating Screens(2)............      2,145         2,213         (3.1)         2,152           2,222         (3.2)
   Weighted Avg Screens Per Avg Theatre.........        6.7           6.3          7.2            6.6             6.1          7.5
   Admissions Per Weighted Avg Operating
     Theatre.................................... $  399,688       371,469          7.6      1,065,951         995,856          7.0
   Admissions Per Weighted Avg Operating
     Screen..................................... $   59,627        59,422          0.4        161,478         162,241         (0.5)
   Concession Sales Per Weighted Avg
     Operating Theatre.......................... $  165,625       149,153         11.0        441,411         399,724         10.4


  (1) The operating theatres include revenue and expenses of all theatres operated by United Artists which are more than 50% owned.
  (2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.


REVENUE FROM OPERATING THEATRES

ADMISSIONS: Admission revenue decreased 2.7% and 3.6%, during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. The decreased admissions revenue was primarily due to decreases in attendance of 7.1% and 7.4% during the three and nine months ended September 30, 1998, respectively, partially offset by increases in the average ticket price of 4.7% and 4.1% during the three and nine months ended September 30, 1998, respectively. The decreases in attendance for the three and nine months ended September 30, 1998 were primarily due to decreases in the weighted average operating theatres and screens, and the effect of new competitive theatre openings in certain areas. The increases in the average ticket price for the three and nine months ended September 30, 1998 were primarily due to selective increases in ticket prices in late 1997 and the summer of 1998, and a higher percentage of full price and adult tickets sold during 1998. Admissions per weighted average operating theatre increased 7.6% and 7.0% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. These fluctuations in admissions per weighted average theatre were primarily due to the opening of several new theatres which have higher admissions per theatre (6.7% and 5.7%), increased ticket prices (3.4% and 3.0%), and the sale or closure of several smaller (in terms of screens) less productive theatres (6.2% and 8.0%), partially offset by the decreases in attendance (9.2% and 9.3%).

CONCESSION SALES: Concession sales increased 0.4% and decreased 0.6% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. The increase in concession sales for the three months ended September 30, 1998 was primarily due to an 8.0% increase in the average concession sale per patron, offset by the decreased attendance discussed above. The decrease in concession sales for the nine months ended September 30, 1998 was primarily due to the decreased attendance discussed above, offset by a 7.4% increase in the average concession sale per patron. Concession sales per weighted average operating theatre increased 11.0% and 10.4% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. The increases in the average concession sale per patron and concession sales per weighted average operating theatre were primarily attributable to certain selective price increases during late 1997 and the summer of 1998, United Artists increased emphasis on training, the renovation of concession stands at certain existing theatres, and the opening of several new theatres with more efficient concession operations (3.7% and 4.2%) and sales or closure of certain less productive theatres (6.4% and 6.3%).

OTHER: Other revenue is derived primarily from on-screen advertising, electronic video games located in theatre lobbies, theatre rentals, the rental of theatres on a networked and non-networked basis for corporate meetings, seminars and other training/educational uses by the Satellite Theatre Network-TM-, and other miscellaneous sources. Other revenue decreased 35.4% and 14.4% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods primarily due to a decrease in the number of weighted average operating theatres, a decrease in revenue from on-screen advertising and lower sales from the Satellite Theatre Network-TM-.

OPERATING EXPENSES FROM OPERATING THEATRES

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses decreased 6.5% and 5.5% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. Film rental and advertising expenses as a percentage of admissions revenue for the three months ended September 30, 1998 and 1997 were 54.7% and 57.0%, respectively, and 54.7% and 55.8% for the nine months ended September 30, 1998 and 1997, respectively. The decrease in film rental and advertising expenses as a percentage of admissions revenue for the three and nine months ended September 30, 1998 related primarily to the longer run of several films released during late 1997 and during 1998. Typically, film rental as a percentage of admissions revenue increases when a higher percentage of a film's total admissions is collected in the opening weeks of a film's run.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 11.0% and 8.8% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. Concession costs as a percentage of concession sales revenue for the three months ended September 30, 1998 and 1997 were 13.8% and 15.5%, respectively, and 14.5% and 15.8% for the nine months ended September 30, 1998 and 1997, respectively. The decrease in concession costs as a percentage of concessions revenue for the three and nine months ended September 30, 1998 was primarily due to the rebidding or restructuring of the product and distribution contracts associated with many of United Artists' concession supply products and slightly lower promotional expenses.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense increased 1.2% and 0.1% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. These increases were primarily due to an increase in the federal minimum wage in late 1997, which increased the average wage paid to theatre staff by 8.3% and 8.5% for the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. These wage rate increases were partially offset by the decreases in attendance discussed above, fewer weighted average operating theatres and more efficient theatre staffing. Personnel expenses as a percentage of admissions and concessions revenue was 13.8% and 13.4% for the three months ended September 30, 1998 and 1997, respectively, and 14.5% and 14.1% for the nine months ended September 30, 1998 and 1997, respectively.

OCCUPANCY EXPENSE: United Artists' typical theatre lease arrangement provides for a base rental as well as contingent rentals that is a function of the underlying theatre's revenue over an agreed upon breakpoint. Occupancy expense increased 5.3% and 4.2% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods, primarily due to the base rentals on newly opened theatres, partially offset by fewer weighted average operating theatres. In addition, occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes of $0.9 million for the three months ended September 30, 1998 and 1997, and $2.7 million and $2.6 million for the nine months ended September 30, 1998 and 1997, respectively.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses decreased 4.3% and 1.3% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. The 1998 decreases in miscellaneous operating expenses were primarily due to lower expenses associated with the Satellite Theatre Network-TM-, reductions in utility and insurance costs and fewer weighted average operating theatres, partially offset by slightly higher repairs and maintenance and supplies expenses and real estate taxes.

The revenue and operating expenses discussed above are incurred exclusively within United Artists' theatres. The other expense discussions below reflect the combined expenses of corporate, divisional, district and theatre operations outside of the theatres.

GENERAL AND ADMINISTRATIVE EXPENSE AND RESTRUCTURING CHARGE

General and administrative expense consists primarily of costs associated with corporate theatre administration and operating personnel, Satellite Theatre Network-TM- sales and marketing staff and other support functions located at United Artists' corporate headquarters, two film booking and three regional operating offices and 14 district theatre operations offices (generally located in theatres). At the end of 1996, United Artists initiated a corporate restructuring plan intended to provide a higher level of focus on United Artists' theatrical business at a lower annual cost. This corporate restructuring was completed in January 1997. General and administrative expense decreased $1.0 million or 5.5%, for the nine months ended September 30, 1998, as compared to the prior year period, as certain aspects of the corporate restructuring were not completed until later in 1997.

DEPRECIATION AND AMORTIZATION AND PROVISIONS FOR IMPAIRMENT

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs and certain non-compete agreements. Depreciation and amortization increased $0.3 million and decreased $7.1 million during the three and nine months ended September 30, 1998, compared to the prior year periods primarily due to lower amortization from non-compete agreements which were fully amortized during 1997 and changing the estimated useful lives of certain assets during 1998, partially offset by increased depreciation charges on newly opened theatres. United Artists recorded approximately $9.0 million of amortization expense during the nine months ended September 30, 1997 on non-compete agreements and certain other assets acquired as part of the acquisition which were fully amortized in May 1997. As a result, no amortization expense was recorded during the three months ended September 30, 1998 or 1997 or the nine months ended September 30, 1998 on those non-compete agreements and certain other assets acquired as a part of the Acquisition.

Provisions for impairment relates to non-cash charges for the differences between the historical book value of individual theatres (in some cases groups of theatres) and the cash flow expected to be received from the operation or future sale of the individual theatre (or groups of theatres). United Artists recorded non-cash provisions for asset impairment of $11.8 million and $19.4 million during the three and nine months ended September 30, 1998, respectively, and $7.2 million and $15.7 million during the three and nine months ended September 30, 1997, respectively.

OPERATING INCOME

During the three months ended September 30, 1998 and 1997, United Artists generated operating income of $4.8 million and $9.3 million, respectively. This $4.5 million decrease in operating income relates primarily to the $4.6 million increase in the provisions for impairment, partially offset by higher operating margins. During the nine months ended September 30, 1998 and 1997, United Artists generated operating income of $13.5 million and $13.1 million, respectively. This increase in operating income was primarily due to lower depreciation and amortization expenses and general and administrative expense, partially offset by the $3.7 million increase in the provisions for impairment.

INTEREST

Interest expense increased $3.7 million and $5.9 million during the three and nine months ended September 30, 1998, respectively as compared to the prior year periods due primarily to the redemption of United Artists' preferred stock with proceeds from the issuance of the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility.

GAIN ON DISPOSITION OF ASSETS

During April 1997, United Artists sold its 50% interest in a Hong Kong theatre company to its partners for approximately $17.5 million and during September 1997, United Artists sold its theatre investments in Mexico and Argentina for approximately $25.0 million. In addition, various non-strategic or underperforming operating theatres and real estate assets were sold for net cash proceeds of approximately $6.5 million.

DISCONTINUED OPERATIONS

Subsequent to the third quarter of 1998, United Artists established a plan to dispose of its entertainment center business segment. The net loss from the discontinued operations was $13.0 million and $15.4 million for the three and nine months ended September 30, 1998 respectively, and $1.4 million and $3.4 million for the three and nine months ended September 30, 1997, respectively. Included in the net loss from discontinued operations is interest expense of $0.4 million and $1.2 million for the three and nine months ended September 30, 1998, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 1997, respectively. Additionally, included in the net loss from discontinued operations for the three and nine months ended September 30 1998 is $10.2 million of non-cash provisions for asset impairments.

EXTRAORDINARY ITEM

As a result of the repayment of the Bank Credit Facility and the Senior Secured Notes during the nine months ended September 30, 1998, United Artists recognized an extraordinary loss on the early extinguishment of debt of $7.9 million, consisting of a $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

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

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

During the three and nine months ended September 30, 1998, United Artists incurred net losses available to common stockholders of $25.6 million and $63.2 million, respectively, compared to net losses of $2.7 million and $26.2 million for the three and nine months ended September 30, 1997, respectively. These increases in net losses relate primarily to the discontinuance of entertainment center operations, the extraordinary expense for the early extinguishment of debt recorded during the nine months ended September 30, 1998, the provisions for impairment and the gain on the disposition of assets during the nine months ended September 30, 1997. Excluding these unusual items, the net losses available to common stockholders for the three and nine month periods would have declined as follows (dollars in millions):

                                                       Three Months Ended       Nine Months Ended
                                                          September 30,           September 30,
                                                       ------------------       -----------------
                                                       1998          1997        1998         1997
                                                       ----          ----        ----         ----

    Net loss available to common stockholders....... $ (25.6)        (2.7)      (63.2)       (26.2)
    Provisions for asset impairment.................    11.8          7.2        19.4         15.7
    Gain on disposition of assets...................     -           (8.2)       (0.6)       (20.0)
    Discontinued operations.........................    13.0          1.4        15.4          3.4
    Loss on early extinguishment of debt............     -            -           7.9          -
                                                        -----        -----      ------       ------
                                                     $  (0.8)        (2.3)      (21.1)       (27.1)
                                                        -----        -----      ------       ------
                                                        -----        -----      ------       ------

                         LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, cash provided by United Artists' operating activities increased by $0.3 million versus the nine months ended September 30, 1997 to $29.5 million. This cash provided by operating activities, in addition to $56.4 million of cash provided by financing activities was used to fund $88.2 million of capital expenditures and other investing activities.

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

On April 21, 1998, United Artists completed the offering of the $225.0 million Fixed Rate Subordinated Notes due April 15, 2008 and the offering of the $50.0 million Floating Rate Subordinated Notes due October 15, 2007, and entered into the $450.0 million New Bank Credit Facility with a final maturity of April 21, 2007.

The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to repay the outstanding borrowings of $272.5 million under UATC's Bank Credit Facility and to fund the redemption of United Artists' preferred stock (approximately $159.2 million) and the redemption of UATC's $125.0 million Senior Secured Notes at 102.875% of par value plus accrued but unpaid interest of $0.8 million.

As a result of the repayment of the Bank Credit Facility and the redemption of the Senior Secured Notes, United Artists recognized an extraordinary loss on the early extinguishment of debt during the nine months ended September 30, 1998 of $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

On November 1, 1998, borrowings of approximately $45.7 million under the Tranche A Term Loan were used to repay and retire the Prop I mortgage notes. At September 30, 1998, the Prop I mortgage notes make up $45.7 million of the $53.8 million of current portion of long term debt. The annual interest savings attributable to the differential interest rates on the 11.15% Prop I mortgage notes and the current borrowing rate of approximately 8.0% on the Tranche A Term Loan will be approximately $1.5 million.

During December 1996, United Artists initiated a new investment strategy that focuses on the development of new theatres and renovations (including stadium seating retrofits) and expansions of existing high revenue theatres in the United States where United Artists has a significant operating presence. As part of this increased focus on its U.S. operations, United Artists has restructured and realigned its corporate overhead functions and has sold most of its international investments. The proceeds received from the sale of international investments and corporate overhead savings were redeployed into new theatre developments or the renovation of existing key theatres in United Artists' core markets and used to repay existing debt. United Artists currently has an agreement to sell a portion of its investments in Singapore and Thailand for $6.5 million. After the consummation of such sale, United Artists' international investments will only include a 10.0% interest in four theatres in Singapore and Thailand.

As part of its strategic plan, United Artists intends to continue to dispose of, through sale or lease terminations, certain of its non-strategic or underperforming operating theatres and real estate in the United States. Net proceeds, if any, from these increased disposition efforts are expected to be used to repay existing debt or to be redeployed into the renovation and/or expansion of existing theatres and development of new, larger (in terms of screens), higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, negotiations are ongoing with respect to several theatres and parcels of real estate. During the nine months ended September 30, 1998, United Artists closed or sold 25 theatres (101 screens). The theatres that were closed were primarily smaller, older theatres that were not part of United Artists' long term strategic plans or were underperforming.

In an effort to limit the amount of investment exposure on any one project, United Artists typically develops theatre projects where the land and building are leased through long-term operating leases. Where such lease transactions are unavailable, however, United Artists will invest in the land and development of the entire theatre facility (fee-owned) and then seek to enter into a sale and leaseback transaction. Regardless of whether the theatre is leased or fee-owned, in most cases the equipment and other theatre fixtures are owned by United Artists. For the nine months ended September 30, 1998, United Artists invested approximately $81.1 million on five theatres (52 screens) which opened in 1997, the development of six new theatres (64 screens), two renovations and a screen addition (6 screens) to an existing theatre which opened during the period, construction on 10 theatres (119 screens) and screen additions, stadium seating or renovations to four theatres (52 screens) expected to open during the remainder of 1998 or in 1999 and recurring maintenance to certain existing theatres.

In December 1995, UATC and UAR entered into the 1995 Sale and Leaseback whereby the land and buildings underlying 27 of their operating theatres and four theatres and a screen addition under development were sold to, and leased back from an unaffiliated third party. In conjunction with the 1995 Sale and Leaseback, the buyer of the properties issued certain publicly traded bonds. The lease of the properties by UATC required UATC to enter into a Participation Agreement which requires UATC to comply with certain covenants including limitations on indebtedness and restricted payments.

In November 1996, UATC entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from, an unaffiliated third party. At September 30, 1998, approximately $0.5 million of sales proceeds were held in escrow pending final construction approval.

In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres currently under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. At September 30, 1998, approximately $13.5 million of the sales proceeds were held in escrow and will be paid periodically under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres.

At September 30, 1998, United Artists had entered into construction or lease agreements for 10 new theatres (119 screens) and for screen additions, stadium seating or renovations to four existing theatres (52 screens) that United Artists intends to open or renovate during the next two years. United Artists estimates that capital expenditures associated with these theatres will aggregate approximately $96.1 million. Such amounts relate only to projects in which United Artists had executed a definitive lease and all significant lease contingencies have been satisfied. Of the committed amount, approximately $14.0 million will be funded from proceeds of certain sale and leaseback transactions currently held in escrow. United Artists expects additional capital expenditures to be made as other projects are finalized, and that a significant portion of its future capital expenditures will be allocated to the renovation and the addition of stadium seating and new screens to existing key locations.

United Artists is party to interest rate cap agreements on $225.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6.0% and 7.5% per annum and expire at various dates through August 2001. The terms of the New Bank Credit Facility require United Artists to obtain interest rate hedges on a certain portion of its indebtedness thereunder. United Artists amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

The level of continued investing activities by United Artists is dependent on, among other factors, its on-going operating liquidity and to other sources of liquidity. One measure commonly used in the theatrical industry to measure operating liquidity is referred to a "Interest Coverage." Interest Coverage is the ratio of Operating Cash Flow (defined as EBITDA - earnings before interest, taxes, depreciation, and amortization - plus other non-recurring or non-cash operating credits or charges) to interest expense (excluding amortization of deferred loan costs). Following is a calculation of Operating Cash Flow and Interest Coverage for the three and nine months ended September 30, 1998 and 1997, including a reconciliation of Operating Income to Operating Cash Flow. Additionally, information from the statements of cash flow is presented for the nine months ended September 30, 1998 and 1997 in the following table (dollars in millions).

                                                                      Three Months Ended                       Nine Months Ended
                                                                         September 30,                           September 30,
                                                                  --------------------------               ------------------------
                                                                  1998                  1997               1998                1997
                                                                  ----                  ----               ----                ----

     Operating Income...............................           $   4.8                   9.3               13.5                13.1
     Depreciation and Amortization..................              13.3                  13.0               39.1                46.2
     Provisions for Impairment......................              11.8                   7.2               19.4                15.7
     Restructuring Charge...........................                 -                     -                  -                 0.5
     Non-Cash Rent..................................               0.9                   0.9                2.7                 2.6
                                                                  ----                  ----               ----                ----
     Operating Cash Flow............................           $  30.8                  30.4               74.7                78.1
                                                                  ----                  ----               ----                ----
                                                                  ----                  ----               ----                ----

     Interest Expense...............................           $  15.2                  11.3               39.5                32.8
                                                                 -----                  ----              -----               -----
                                                                 -----                  ----              -----               -----

     Interest Coverage Ratio........................               2.0                   2.7                1.9                 2.4
                                                                 -----                   ---             ------               -----
                                                                 -----                   ---             ------               -----

     Statement of Cash Flow Information:
        Net cash provided by operating activities...                                                  $    29.5                29.2
        Net cash used in investing activities.......                                                      (88.2)              (11.6)
        Net cash provided by (used in) financing
          activities................................                                                       56.4               (20.6)
                                                                                                           -----              ------
        Net cash flow...............................                                                  $    (2.3)               (3.0)
                                                                                                           -----              ------
                                                                                                           -----              ------

As shown above, United Artists' Interest Coverage Ratio decreased from 2.7 times for the three months ended September 30, 1997 to 2.0 times for the three months ended September 30, 1998, and from 2.4 times for the nine months ended September 30, 1997 to 1.9 times for the nine months ended September 30, 1998, primarily due to increased interest expense associated with the redemption of the preferred stock.

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

Another measure of liquidity is net cash provided by operating activities as set forth above. For the nine months ended September 30, 1998, $29.5 million of net cash was provided by United Artists' operating activities. This compares to $29.2 of net cash provided by operating activities for the nine months ended September 30, 1997. This measurement shows the net cash provided by United Artists' operations which was available for United Artists' liquidity needs after taking into consideration certain additional costs of doing business which are not reflected in the Operating Cash Flow calculations discussed above.

United Artists believes that the net cash provided by operations, certain asset sales of non-strategic theatres and under-utilized real estate and borrowings available under the Bank Credit Facility will be sufficient to fund its future cash requirements. United Artists expects that future cash requirements will principally be for repayments of indebtedness, working capital requirements and capital expenditures. United Artists' future operating performance and ability to service its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond United Artists' control. Additionally, UATC's ability to incur or guarantee additional indebtedness may be limited by covenants contained in the Participation Agreement relating to the 1995 Sale and Leaseback discussed above.

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

                                    YEAR 2000

Year 2000 issues result from the inability of computer programs or equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is interpreted as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business. Similar issues exist in embedded computer chips which operated many common and specialized machines.

United Artists has recently converted its core financial software system. United Artists has substantially completed a review of its other internal information systems to insure they are functional in the Year 2000, and, although such review is still in progress, believes that conversion requirements will not result in significant disruption of United Artists' business operations or have a material adverse effect on its future liquidity or results of operations. United Artists believes that the potential impact, if any, of these less critical systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations and it should not impact United Artists' ability to conduct business.

United Artists is in the process of investigating the Year 2000 compliance of its customers, suppliers and other third parties with whom it has business relationships. Compliance by such third parties is voluntary and failures could occur, in which case there is the possibility of a material adverse effect on United Artists. However, the nature of United Artists' business and its business relationships are not such that United Artists considers the potential Year 2000 compliance failure of a third party with whom it has a direct business relationship likely to have a material adverse effect on United Artists.

United Artists also relies on non-information technology systems, such as office telephones, facsimile machines, air conditioning, heating, elevators in its leased offices, which may have embedded technology such as micro controllers. Some of these systems are outside of the United Artists' control to assess or remedy. A failure of one of these items might adversely impact United Artists' business but in management's opinion would not create a material disruption.

                         NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes the standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income includes net income plus other comprehensive income (other revenues, expenses, gains, and losses that under generally accepted accounting principles bypass net income). The effective date for SFAS No. 130 is for fiscal years beginning after December 15, 1997 and the impact on United Artists' financial position, results of operations or cash flow for the three and nine months ended September 30, 1998 and 1997 was not material.

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



                                               UNITED ARTISTS THEATRE COMPANY
                                               (Registrant)



                                               /S/ Trent J. Carman
                                               ---------------------------------
                                               By:  Trent J. Carman
                                                    Chief Financial Officer



Date:  November 12, 1998