Form 10-K405
period 1998-12-31
UNITED ARTISTS THEATRE CO
filed 1999-03-31
CIK 889571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
(Mark One)                          FORM 10-K

    ( X )       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998    Commission file number: 333-56985
                                                                       333-56999


    (    )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______________ to ________________

                         UNITED ARTISTS THEATRE COMPANY
               (exact name of registrant as specified in charter)

           Delaware                                               84-1198391
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

9110 E. Nichols Avenue, Suite 200
Englewood, CO                                                        80112
---------------------                                              ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (303) 792-3600

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X     No
                         -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. N/A.

As of March 26, 1999, 11,551,383 shares of Class A Common Stock, 365,871 shares of Class B Common Stock (including options to acquire 332,696 shares of Class B Common Stock exercisable within 60 days of such date) and 10,542 shares of Class C Common Stock were outstanding.

                         UNITED ARTISTS THEATRE COMPANY

                           Annual Report on Form 10-K

                                December 31, 1998

                                TABLE OF CONTENTS

                                     PART I

                                                                                              Page
                                                                                              ----
Item 1         -  Business                                                                       3

Item 2         -  Properties                                                                    13

Item 3         -  Legal Proceedings                                                             13

Item 4         -  Submission of Matters to a Vote of Security Holders                           13


                                     PART II

Item 5         -  Market for Registrant's Common Equity and Related Stockholder
                  Matters                                                                       14

Item 6         -  Selected Financial Data                                                       14

Item 7         -  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         15

Item 7(A)      -  Quantitative and Qualitative Disclosures About Market Risk                    25

Item 8         -  Financial Statements and Supplementary Data                                   25

Item 9         -  Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure                                             25

                                    PART III

Item 10        -  Directors  and Executive Officers of the Registrant                           47

Item 11        -  Executive Compensation                                                        48

Item 12        -  Security Ownership of Certain Beneficial Owners and Management                52

Item 13        -  Certain Relationships and Related Transactions                                54


                                     PART IV

Item 14        -  Exhibits, Financial Statement Schedules, and

                           Reports on Form 8-K                                                  55

Signatures


                         CAUTIONARY STATEMENT REGARDING
                           FORWARD LOOKING STATEMENTS

CERTAIN OF THE MATTERS DISCUSSED IN THIS FORM 10-K MAY CONSTITUTE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SECURITIES ACT OF 1993, AS AMENDED AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE UNCERTAINTIES AND OTHER FACTORS AND THE ACTUAL RESULTS AND PERFORMANCE OF UNITED ARTISTS MAY BE MATERIALLY DIFFERENT FROM FUTURE RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH STATEMENTS. CAUTIONARY STATEMENTS REGARDING THE RISKS ASSOCIATED WITH SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE STATEMENTS INCLUDED UNDER "BUSINESS", "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." CERTAIN OF SUCH RISKS AND UNCERTAINTIES RELATE TO THE HIGHLY LEVERAGED NATURE OF UNITED ARTISTS, THE RESTRICTIONS IMPOSED ON UNITED ARTISTS BY CERTAIN INDEBTEDNESS, THE SENSITIVITY OF UNITED ARTISTS TO ADVERSE TRENDS IN THE GENERAL ECONOMY, THE HIGH DEGREE OF COMPETITION IN UNITED ARTISTS' INDUSTRY, THE VOLATILITY OF UNITED ARTISTS' QUARTERLY RESULTS AND UNITED ARTISTS' SEASONALITY, THE DEPENDENCE OF UNITED ARTISTS ON FILMS AND DISTRIBUTORS AND ON ITS ABILITY TO OBTAIN POPULAR MOTION PICTURES, THE CONTROL OF UNITED ARTISTS BY THE MERRILL LYNCH CAPITAL PARTNERS, INC. AND THE DEPENDENCE OF UNITED ARTISTS ON KEY PERSONNEL, AMONG OTHERS.

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO UNITED ARTISTS ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

United Artists Theatre Company ("United Artists") (formerly known as OSCAR I Corporation), a Delaware corporation and an affiliated company OSCAR II Corporation ("OSCAR II") were formed in February 1992 for the purpose of acquiring United Artists Theatre Circuit, Inc. ("UATC") and United Artists Realty Company ("UAR") from an affiliate of Tele-Communications, Inc. ("TCI"). OSCAR II was subsequently merged into OSCAR I Corporation.

United Artists is owned by Merrill Lynch Capital Partners, Inc. ("MLCP"), a private equity investment fund managed by Stonington Partners, Inc., certain institutional investors, and certain members of United Artists' management. On May 12, 1992, United Artists purchased all of the outstanding common stock of UATC from the affiliate of TCI (the "Acquisition").

UATC, a Maryland corporation, was initially founded in 1926 by shareholders including Mary Pickford, Douglas Fairbanks, Sam Goldwyn and Joe Schenck. In addition to the development of its theatre operations, in the early 1960s UATC, through a separate subsidiary, invested in the cable television business.

In 1986, an affiliate of TCI acquired a controlling interest in UATC's then parent company, United Artists Communications, Inc. ("UACI"), which owned both the theatre and cable businesses. To separately finance its significant real estate holdings to provide capital for reinvestment, UAR and two of its subsidiaries, United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II"), were formed and several of UATC's fee-owned theatre properties were transferred to those entities and then leased back to UATC. The theatre land and buildings were then mortgaged as part of various mortgage bond financings.

From 1986 through 1989, UATC's growth was the result of the acquisition of several regional theatre circuits predominately in Pennsylvania, Georgia, North and South Carolina, Louisiana, Arkansas, Mississippi, Arizona, Nevada and Colorado. Subsequent to these acquisitions UATC was the largest operator of theatres in North America with 2,695 screens. From 1989 to the present UATC has continued to consolidate the previously acquired operations through the construction of new facilities and the sale or closure of several older, smaller theatres.

In 1989 UATC changed its name to United Artists Entertainment Company ("UAE") in conjunction with the acquisition of United Cable Television Corporation. In December 1991, TCI's affiliate acquired the remaining outstanding shares of UAE and pursued divestiture of UATC and UAR which was completed in May 1992.

Subsequent to the Acquisition by MLCP, United Artists increased its investments in new domestic theatres, invested internationally and invested in certain businesses that it believed were synergistic with its theatre operations. These new businesses included virtual reality entertainment centers and the Satellite Theatre Network-TM-, a network of theatres that can be used for business meetings during non-peak theatrical business hours.

In December of 1996, subsequent to the departure of United Artists' then CEO, United Artists initiated a more focused operating and capital investment strategy. This strategy was designed to improve the efficiency and quality of its core operating theatre business and increase its market share within its key domestic markets. As part of this strategy, substantially all of its international operations were sold, its entertainment center business was discontinued and certain domestic markets and theaters that were underperforming or non-strategic were sold or earmarked for sale. The proceeds from the sale of the international and domestic assets have been used to repay debt and reinvested into new theatres and the expansion or renovation of existing successful theatres in key markets. In conjunction with this change in focus in 1996 and 1997, United Artists restructured its corporate functions and has reduced its running rate corporate expenses by over $13.0 million per annum, or 36%.

(b)  NARRATIVE DESCRIPTION OF BUSINESS

United Artists is a leading motion picture exhibitor in North America and, in the United States, operates 2,184 screens at 319 theatres located in 24 states. United Artists licenses films from all major and substantially all independent film distributors and derives revenues primarily from theatre admissions and concession sales. United Artists operates screens in eight of the ten largest demographic market areas ("DMAs") in the United States and approximately 45.4% of its screens are located in the top 20 DMAs. Approximately 31.1% of United Artists' screens (680 screens) have been constructed since January 1, 1992. United Artists believes that it is one of the largest single exhibitors, based on number of screens, in many of its core areas of operation and that this market position provides several operating benefits. Theatre operations in six states (California, New York, Pennsylvania, Florida, Texas, and Colorado) accounted for approximately 58.3% and 56.6% of United Artists' total theatres and screens, respectively, at December 31, 1998 and 61.6% of United Artists' theatrical revenue for the year ended December 31, 1998.

In December 1996, United Artists implemented a corporate restructuring and refocused its investment strategy on its core U.S. business. Since that time United Artists has: (i) reduced its corporate general and administrative expenses; (ii) improved its operations in its core areas of operation through the development of new theatres and the refurbishing or expansion of certain existing key theatres; (iii) implemented operational improvements; and (iv) accelerated the divestitures of underperforming and non-strategic theatres.

United Artists has invested more than $455.8 million since January 1, 1992 toward improving the quality of its asset base by, among other things, renovating existing theatres and constructing new state-of-the-art theatres. Approximately 31.1% of United Artists screens have been constructed since January 1, 1992. Virtually all of the theatres United Artists has built since 1997 are state-of-the-art, 10 to 16 screen multiplex theatres with stadium seating, high-backed rocking seats, digital sound, expanded concession areas and other state-of-the-art design features and amenities. All new theatres currently planned will also include these state-of-the-art amenities and many existing theatres are being, or will be, upgraded with stadium seating and other state-of-the-art features. As compared to the prior generation of non-stadium theatres, United Artist believes that these theatres provide a higher quality entertainment experience for patrons and significant operating efficiencies and improved economics for United Artists. At December 31, 1998, United Artists operated 24 theatres (245 screens) which offered stadium seating. At December 1998, approximately 87.9% of United Artists' screens were located in theatres with five or more screens. United Artists' average number of screens per theatre has increased 41.7% from 4.8 at January 1, 1992 to 6.8 at December 31, 1998.

INDUSTRY OVERVIEW

More than 530 participants in the domestic motion picture theatre exhibition business operate approximately 34,000 screens in North America. In 1998, the top ten companies operated approximately 53.0% of the total screens as compared to 31.0% in 1986. The remainder of the domestic motion picture theatre exhibition industry is highly fragmented, with the remaining 47.0% of the screens being operated by approximately 520 exhibitors. United Artists has one of the largest shares of total screens with approximately 6.4% of all screens in North America.

Exhibitors have generally turned to multi-screen formats with smaller auditoriums. Typically, multi-screen theatres ("multiplexes") have six or more screens per theatre, although in some instances multiplexes may have as many as 30 screens in a single theatre. The multiplex format provides numerous benefits for theatre operators, including allowing facilities (concession stands and restrooms) and operating costs (lease rentals, utilities and personnel) to be allocated over a larger base of screens and patrons. Multiplexes have varying seating capacities (typically from 100 to 500 seats) that allow for multiple showtimes of the same film and a variety of films with differing audience appeal to be shown. They also provide the flexibility to shift films to larger or smaller auditoriums depending on their popularity. To limit crowd congestion and maximize the efficiency of floor and concession staff, the starting times of films at multiplexes are staggered. The growth in the number of screens operated nationally has accelerated significantly over the past two years with a 7.2% increase in each of 1997 and 1998. In contrast, the annual average rate of increase since 1978 was only approximately 4.9%. Because auditorium size is generally smaller in a multi-plex theatre, the number of seats has increased at a much slower rate than screens.

Certain trends in the theatre exhibition industry favor larger, better capitalized companies, creating an environment for new construction and consolidation. Foremost among these trends is larger exhibitors actively seeking and building multiplexes or megaplexes. Moreover, many smaller theatre owners who operate older cinemas without state-of-the-art stadium seating and projection and sound equipment may not have the capital required to maintain or upgrade their circuits. The growth of the number of screens, strong domestic consumer demand and growing foreign theatrical and domestic and foreign ancillary revenue opportunities have led to an increase in the volume of major film releases. The greater number of screens has allowed films to be produced for and marketed to specific audience segments (e.g., horror films for teenagers) without using capacity required for mainstream product.

The greater number of screens has also prompted distributors to increase promotion of new films. Not only are there more films in the market at any given time, but the multiplex format allows for much larger simultaneous national theatrical release. In prior years a studio might have released 1,000 prints of a major film, initially releasing the film only in major metropolitan areas, then gradually releasing it in smaller cities and towns nationwide. Today studios might release over 3,000 prints of a major film and open it nationally in one weekend. These national openings have made up-front promotion of films critical to attract audiences and stimulate word of mouth advertising.

Motion pictures are generally made available through various distribution methods at various dates after the theatrical release date. The release dates of motion pictures in these other "distribution windows" begin four to six months after the theatrical release date with video cassette rentals, followed generally by off-air or cable television programming including pay-per-view, pay television, other basic cable and broadcast network syndicated programming. These new distribution windows have given producers the ability to generate a greater portion of a film's revenues through channels other than theatrical release. This increased revenue potential after a film's initial domestic release has enabled major studios and certain independent producers to increase film production and theatrical advertising. The additional non-theatrical revenue has also allowed for higher individual film production and marketing costs. The total cost of producing and distributing a picture averaged approximately $52.7 million in 1998 compared with approximately $17.5 million in 1986. The average cost to advertise and promote a picture averaged approximately $25.3 million in 1998 as compared with $6.7 million in 1986.

These higher costs have made a large successful theatrical release more important. Distributors strive for a successful opening run at the theatre to establish a film and substantiate the film's revenue potential both internationally and through other release windows. The value of home video and pay cable distribution agreements frequently depends on the success of a film's theatrical release. Furthermore, the studios' revenue-sharing percentage and ability to control who views the product within each of the distribution windows generally declines as one moves farther from the theatrical release window. Because theatrical distribution remains the cornerstone of a film's financial success, it is the focal distribution window for the public's evaluation of films and motion picture promotion.

Although it cannot provide any assurances, management expects that the overall supply of films will continue to increase. Over the past four years there has been an increase of approximately 8.6% in the number of motion pictures rated by the Classification and Rating Administration. There has also been an increase in the number of major studios and reissues of films as well as an increased popularity of films made by independent producers. During the past four years the number of large budget films and the level of marketing support provided by the production companies has risen, as evidenced by the increase in average production costs and average advertising costs per film of 53.7% and 57.5%, respectively, from 1994 to 1998.

BUSINESS AND OPERATING STRATEGY

United Artists' operating and capital investment strategy is to focus on improving the quality of its key operating theatres and the quality of its daily operations. Key elements include:

REFOCUS OVERHEAD AND CAPITAL INVESTMENT STRATEGY: In December 1996, United Artists implemented a corporate restructuring and refocused its investment strategy on its core U.S. business. United Artists' core business strategy focuses management's attention and capital resources on those geographic areas where United Artists intends to strengthen and defend its current position. United Artists has also implemented operational improvements and overhead reductions intended to increase United Artists' results of operations and has sold or closed several underperforming or non-strategic theatres. The corporate restructuring plan resulted in a higher level of focus by United Artists on its domestic theatrical business and a reduction of corporate general and administrative expenses of 36.8% from a running rate of $37.0 million for the year ended December 31, 1996 to $23.4 million for the year ended December 31, 1998.

REBUILD OR EXPAND EXISTING KEY THEATRE LOCATIONS AND DEVELOP NEW THEATRES. United Artists plans to continue increasing its number of screens and operating margins by focusing its capital investment activities on the renovation or expansion of existing theatres in its core areas of operation. All currently planned theatre renovations and expansions will include, among other things, the addition of stadium seating. The theatres selected for renovation and expansion will be those that have favorable historical operating results and for which a renovation or expansion will provide the theatre with a competitive advantage.

United Artists will also build several new state-of-the-art theatres within its core areas of operation. United Artists is developing higher margin multiplexes of 12 to 18 screens and is seeking to increase concession sales through, among other things, more efficient theatre design. United Artists is also constructing its new theatres with stadium seating, digital sound, more comfortable seats and other popular design features and amenities. United Artists believes that these theatres will have an optimal relationship between the number of screens (12 to 18) and the size of the auditoriums (125 to 400 seats). These theatres are designed to increase the revenue per square foot generated by the facility and reduce the cost per square foot of constructing and operating the theatres. This multiplex strategy, in combination with an emphasis on concession sales, is designed to improve revenue and profitability by enhancing attendance and concession sales, theatre utilization and operating efficiencies and provide more efficient clustering around regional and district management centers. United Artists believes that theatres which are larger than 18 screens tend to have a higher level of return risk because they require a larger capital investment and require a larger drawing area (thus, more potential competition) to be successful, generally resulting in a diminishing return on capital investment for the incremental screens.

During 1998, United Artists opened 13 new theatres (157 screens), added stadium seating to two theatres (22 screens), and renovated two additional theatres. Seven of its new theatres (83 screens) opened were expansions, rebuilds or replacements of existing theatres that contained 30 screens. During 1999, United Artists currently plans to open five new theatres (68 screens) and renovate and add stadium seating to three existing theatres (36 screens).

MANAGE INDIVIDUAL THEATRE CAPITAL REQUIREMENTS. Even though United Artists plans to continue to develop several new state-of-the-art theatres each year, it intends to reduce individual theatre financial leverage and capital requirements by focusing on expanding, renovating and rebuilding many of its key locations. In many cases, these existing key locations can be transformed into state-of-the-art multiplex stadium seating theatres without competing against other operators for the location and incurring higher rent and excessive preconstruction costs. Furthermore, existing structures can be utilized while being refurbished to help reduce overall construction costs. United Artists' renovation of theatres in successful locations eliminates much of the geographic risk related to a project's success.

In order to reduce the overall investment in new theatres, United Artists has entered into "build to suit" and other landlord leasing arrangements or sale and leaseback transactions. United Artists also intends to continue to sell non-strategic and underperforming assets and expects to redeploy capital to its core U.S. business. This strategy is intended to provide increased liquidity from the disposal of non-cash flow producing investments and theatres with limited growth potential.

DIVEST OR FIND ALTERNATE USES FOR UNDERPERFORMING THEATRES. United Artists' 1996 corporate restructuring was also designed to rationalize underperforming or non-strategic assets by: (i) terminating leases for underperforming theatres; (ii) selling real estate underlying non-strategic or underperforming theatres; (iii) divesting theatres in non-
core areas; (iv) exchanging theatres in non-core areas for theatres in core areas; and (v) finding new operating techniques or alternative uses for underperforming theatres. During 1998, United Artists sold the majority of its remaining international theatrical exhibition assets for $3.0 million of cash, $0.5 million of stock of the acquiring company and a $3.0 million note. In addition, United Artists sold certain non-operating real estate assets and closed or sold 32 underperforming or non-strategic theatres (137 screens) for which net cash proceeds of $16.0 million were received. Many of the theatres closed or sold were not profitable or were located in areas that are not part of United Artists' long-term strategic plans. United Artists has identified 63 operating theatres and owned real estate (434 screens) that are not considered strategically important or are underperforming. United Artists plans to sell or close these theatres during the next several years, although there can be no assurance that United Artists will be able to accomplish such divestitures or closings.

IMPLEMENT OPERATIONAL IMPROVEMENTS. United Artists has recognized theatre and concession operating efficiencies through a heightened focus on increasing concession sales, managing theatre payrolls and other variable costs and increased staff training. Concession sales per capita increased by approximately 7.2% in 1998 versus 1997 and 5.6% annually from 1993 to 1998. Management believes that there are opportunities to achieve additional operating efficiencies by disposing of underperforming theatres, renovating and expanding certain existing theatres, developing new multiplex stadium theatres, and continuing to control theatre level operating expenses. The area of focus for 1999 for those theatres identified as underperforming or non-strategic will primarily be to implement operating techniques to improve their operating results as a theatre, find other uses or divestiture.

ENHANCE STUDIO/DISTRIBUTOR RELATIONSHIPS. Management intends to continue to enhance and balance its studio relationships to obtain the optimal number of marketable motion pictures at film rental percentages that are consistent with prior results. United Artists believes that it will continue to increase the number of prints it obtains from each studio as it increases the number of its screens in selected key locations and leverages its attractive theatre locations through the renovation and expansion of certain existing theatres and the development of new, larger (in terms of screens), higher margin theatres. To the extent that theatrical exhibition remains the primary distribution channel for new motion picture releases and the overall number of movies produced continues to increase, management believes that United Artists' focus on its core areas will provide it with access to more prints of each motion picture.

DEVELOP ANCILLARY REVENUE OPPORTUNITIES. United Artists believes that there are opportunities to increase its ancillary revenue from its Satellite Theatre Network-TM- by renting theatres on a networked and non-networked basis for corporate meetings, seminars, product and customer research and other entertainment uses. Through its VIP/Premier program, United Artists seeks to enhance theatre attendance by selling large groups of tickets to businesses and groups through coupon books as well as gift certificates. On-screen advertising also provides an additional opportunity to increase revenue and profitability.

OPERATIONS

OVERVIEW

The following table summarizes the screens and theatres in which United Artists owned more than a 50% interest at the end of each of the last five years:

                                                           December 31,
                                   --------------------------------------------------------
                                    1994         1995         1996         1997        1998
                                    ----         ----         ----         ----        ----
Number of Theatres                    413          406          366          338         319
Number of Screens                   2,254        2,310        2,203        2,172       2,184
Average Screens per Theatre           5.5          5.7          6.0          6.4         6.8


United Artists also manages four other theatres (11 screens) in the United States in which it owns a 50% or less interest and owns 10% interests in each of two corporate entities, one of which operates two theatres (seven screens) in Singapore and the other of which operates two theatres (14 screens) in Thailand.

Almost all of United Artists' theatres are multiplexes, with an average of 6.8 screens per theatre. In comparison to a single screen theatre, multiplex theatres allocate facilities such as concession stands and restroom facilities, and operating costs such as rent, utilities and personnel, over a larger base of screens and patrons. Multiplexes allow for a variety of films with different audience appeal to be shown in the same theatre and permit multiple showtimes of popular films. Multiplexes also provide the flexibility to shift films to larger or smaller auditoriums depending on the film's popularity. To limit crowd congestion and maximize staff efficiency, United Artists' theatres stagger the starting times of films. United Artists believes that multiplex and "megaplex" theatres designed with 12 to 18 screens generally provide the optimal balance of return on invested capital and adequate screen numbers for patrons and film distribution companies, as compared to theatres with more than 18 screens.

As set forth in the following table, although United Artists operates several smaller theatres (in terms of number of screens), approximately 87.9% of United Artists' screens as of December 31, 1998 were in theatres containing five or more screens:


       Number of Screens          Number of                % of                  % of
          per Theatre             Theatres             Total Screens         Total Revenue
          -----------             --------             -------------         -------------
        Greater than 10               35                  20.3%                  21.4%
            9 - 10                    56                  24.7                   26.8
             7 - 8                    61                  21.5                   20.0
             5 - 6                    81                  21.4                   19.8
             3 - 4                    58                  10.1                    9.0
             1 - 2                    28                   2.0                    3.0


REVENUE

United Artists' principal sources of revenue from its theatres are derived from theatrical admissions and concession sales. For the year ended December 31, 1998, theatrical admissions and concession sales comprised approximately 68.6% and 28.5% of United Artists' revenue, respectively. The remaining 2.9% of revenue for this period was derived primarily from on-screen advertising, the Satellite Theatre Network-TM-, electronic video games located in theatre lobbies and other miscellaneous sources.

United Artists' admissions revenue is based on the level of theatrical attendance and the mix of tickets sold. Theatre attendance is dependent primarily upon the ability to license the most popular films. United Artists' ticket prices vary throughout the circuit depending upon such things as local competition, whether the theatre is showing first run or second run movies and the local economy in which the theatre operates. Reduced ticket prices are typically charged for senior citizens, children and matinee showings. The mix of tickets sold is primarily related to the types of movies available to and exhibited by United Artists. Admission prices are typically evaluated on a semi-annual basis and are adjusted after taking into consideration such things as the prices at competitive theatres, the nature of the theatre and the local economy. Admissions revenue is recorded net of applicable sales taxes.

Concession sales are a significant factor in the overall profitability of a theatre. United Artists' primary concession products are varying sizes of popcorn, soft drinks, candy and certain other products such as nachos and hot dogs. United Artists also sells specialty items such as pizza, pretzels, cookies, ice cream, bottled water and fruit juices in many of its theatres. Popcorn, soft drinks and packaged candy are generally sold in three or four (including children's) sizes. Retail prices for concession items vary by the size of the offering and are generally market sensitive. Concession sales are recorded net of applicable sales taxes.

To further increase its concession sales, United Artists has introduced new products and initiated programs intended to increase both the percentage of patrons who purchase concessions and the amount of concessions purchased by each patron. To achieve these goals United Artists has implemented training programs for all concession employees, remodeled concession stands at certain existing theatres to make them more visible, attractive and efficient, constructed new theatres with increased concession capacity, expanded concession menus in selected locations, installed bulk candy stands in most theatres and adopted certain seasonal and event-oriented promotional programs. Theatre managers and assistant managers are motivated to increase concession sales through concession commission programs that represent a significant portion of their total compensation.

FILM LICENSING

United Artists obtains licenses to exhibit films by directly negotiating with film distributors on a film-by-film and theatre-by-theatre basis. United Artists licenses films through its booking offices located in New York and Los Angeles. Individuals in the booking offices are responsible for booking films for theatres in their assigned regions. This regional film booking structure allows United Artists to maintain better relationships with the film distributors' regional representatives and provides better insight to the regional film tastes of its patrons. United Artists licenses films from all of the major and independent film distributors and is not overly dependent on any one film distributor for film product.

United Artists licenses the majority of its first run films from distributors owned by the major and independent film production companies. Each film distributor establishes geographic areas known as "film zones," and typically allocates each of its films to only one theatre within each film zone. In most cases where there is more than one exhibitor in a film zone this allocation process is based on long standing relationships between the distributor and exhibitor with respect to that theatre or is done on an alternating basis. In certain very limited cases where several exhibitors operate in a single film zone, films are allocated based on an exhibitor bidding process. The size of a film zone is based primarily upon population density. United Artists operates in a total of 262 film zones and believes that it is the only exhibitor in 118 of these zones and, therefore, does not currently compete with other exhibitors for licensing specific film product at a given time in such film zones.

Film licenses typically specify rental fees equal to the higher of a percentage of (i) gross box office receipts or (ii) adjusted box office receipts. Under the gross box office receipts formula, the film distributor receives a specified weekly percentage of the gross box office receipts. Under the adjusted box office receipts formula, the film distributor receives a specified percentage of the excess of box office receipts over a periodically negotiated amount of theatre "house" expenses. In a very limited number of cases, United Artists may be required to pay a non-refundable guarantee or make film rental advances in order to obtain certain film licenses.

The terms of the film licenses (and hence the film rental costs) with many film distributors are historically finalized after exhibition of the film in a process known as "settlement." The settlement process considers, among other things, the actual success of a film relative to original expectations, an exhibitor's commitment to the film and the exhibitor's relationship with the film distributor. United Artists has historically been able to license a majority of the motion pictures available; however, there is no guarantee that this will continue.

MARKETING AND ADVERTISING

United Artists relies principally upon newspaper advertisements, newspaper film schedules and word of mouth to inform its patrons of film titles and exhibition times. United Artists utilizes local newspaper advertisements to promote its theatres and inform its patrons of the films being played and show times. United Artists typically pays for this type of advertisement. In many areas, multi-media advertisements for upcoming film releases are paid by the film's distributor. In many areas there is a "co-op" arrangement whereby the exhibitors and distributors share in the cost of film advertisement in newspapers. Film distributors will also typically pay for radio and television spots to promote certain motion pictures and special events.

Prior to the opening of a new theatre, United Artists typically initiates a marketing campaign that advertises and promotes the new theatre for several weeks to several months prior to the theatre's opening date. When a theatre is performing below management's expectations, United Artists may also initiate a newspaper marketing campaign with the objective of increasing attendance at the theatre.

THEATRE PROPERTIES

The majority of United Artists' theatres are located in free-standing buildings or are "anchor" tenants in regional malls or strip centers. Typically, United Artists' third-party leases have remaining terms ranging from 10 to 25 years and provide for options to extend for up to 20 additional years at United Artists' election. The leases provide for annual base rent and many require additional rent based upon a percentage of the leased theatres' revenue over a certain breakpoint. Certain of the leases provide for escalating minimum annual rentals. The leases typically require United Artists to pay for property taxes, insurance and certain of the lessors' overhead costs. United Artists expects that in the normal course of business, desirable leases that expire will be renewed or replaced by other leases, although such renewals or replacements may be on different terms. United Artists owns directly or through its subsidiaries substantially all of the theatre equipment used in all of its theatres.

CONSTRUCTION. United Artists intends to devote significant resources to adding additional screens to existing theatres and refurbishing or rebuilding existing theatres to strengthen its position in existing areas. United Artists believes that renovating, expanding or completely rebuilding certain of its existing theatre locations provides it with a significant competitive advantage in many of the large metropolitan areas where the availability of suitable theatre sites is limited. The capital costs associated with renovating or expanding an existing theatre are usually significantly less than for constructing a new theatre.

United Artists' new theatre construction strategy focuses on selecting sites in its existing core areas of operation and enhancing the theatre-goer's experience by building state-of-the-art theatres. Each new location is selected after considering United Artists' relative strength in the particular area, the number of existing competitive screens, growth potential of the area and the minimum threshold population within a certain radius of the theatre. As part of its construction strategy, United Artists intends to construct or lease stadium theatres that have a favorable balance between the number of screens (12 to 18) and the size of the auditoriums (125 to 400 seats). United Artists believes that this balance will allow United Artists to provide an adequate number of screens for film distributors and increased entertainment value to patrons afforded by larger auditoriums. In addition to increasing the number of screens in certain locations, United Artists is also constructing all of its new theatres with stadium seating, more comfortable seats, analog and digital stereo sound systems and other state-of-the-art design features and amenities.

As a result of new construction and the sale or closure of older, smaller theatres, approximately 31.1% of United Artists' screens have been constructed since January 1, 1992 and approximately 50.7% of theatres operated on January 1, 1992 have been sold or closed. As a result of this new construction and the sale or closure of older, smaller theatres, United Artists' average number of screens per theatre has increased 41.7% from 4.8 screens at January 1, 1992 to 6.8 screens at December 31, 1998.

United Artists has historically financed, and plans to continue to finance, a significant portion of the cost of construction of new theatres by entering into long-term leases or sale and leaseback transactions. United Artists' long-term leases typically have initial terms of 15 to 25 years with renewal options and require the landlord to provide a significant portion of the up-front construction costs. As a result, capital expenditures are often only required for equipment and certain tenant finishes, thereby reducing the required net capital expenditures.

GEOGRAPHIC POSITIONING. Geographic positioning and operating efficiencies are key elements of United Artists' operating strategy. Geographic clustering at both the regional and local levels is important in providing United Artists with access to attractive new theatre development opportunities and enhancing film buying and operating efficiencies. United Artists achieves operating efficiencies by concentrating regional corporate operations around fewer strategic markets and reducing its number of less profitable, non-strategic theatres.

Theatrical exhibitors depend upon strong geographic positioning to obtain the most attractive film rental arrangements because film bookings are negotiated on a theatre-by-theatre basis. Strong geographic positioning in terms of both number of screens and locations enhances the attractiveness of a theatre exhibitor to film distributors, in part because of the exhibitor's ability to influence the local success of a film release.

United Artists' theatres are located in large and medium sized metropolitan areas in California, southern New York (primarily New York City and Long Island), New Jersey, Florida, Texas, eastern Pennsylvania (including Philadelphia), Louisiana, Colorado (primarily Denver), and Georgia. United Artists believes that it has strong positions in many of these major metropolitan areas. The six states that represent the largest geographic concentration of theatres and screens operated accounted for approximately 58.3% and 56.6% of United Artists' total theatres and screens, respectively, at December 31, 1998 and generated approximately 61.6% of United Artists' theatrical revenue for the year ended December 31, 1998 were as follows:


                          Total Number      Total Number             % of
                           of Theatres       of Screens       Theatrical Revenue
                           -----------       ----------       ------------------
California                     55               327                  18.7%
New York                       31               205                  14.1
Pennsylvania                   26               146                   8.4
Florida                        25               217                   7.5
Texas                          24               190                   7.0
Colorado                       25               151                   5.9


COMPETITION

United Artists competes for the public's leisure time and disposable income with all forms of entertainment including sporting events, concerts, live theatre and restaurants. United Artists is also subject to varying degrees of competition from other theatre circuits and independent theatres, some of which may have greater access to capital resources. The motion picture exhibition industry is highly competitive, particularly with respect to film licensing, attracting patrons and acquiring or leasing new theatre sites. Some of United Artists' competitors may be better established in certain areas where United Artists' theatres are located. Competition for patrons occurs locally and depends upon factors such as: (i) which films a particular theatre is showing; (ii) location of theatres; (iii) comfort and quality of theatres; and (iv) ticket prices. Film patrons are not "brand" conscious and generally choose a theatre because of film selection, location and quality of the theatre.

Competition among theatre circuits for licensing popular films occurs locally and is based on the prestige and location of an exhibitor's theatres, quality of the theatres (especially projection and sound quality), seating capacity and the exhibitor's ability and willingness to promote the films. United Artists believes that promoting good relations with film distribution and production companies is important to consistently obtain the best mix of available films.

Where real estate is readily available there are few barriers preventing competitors from opening theatres near one of United Artists' theatres, which may have a material adverse effect on United Artists' theatre. In addition, "megaplexes" (theatres with 14 or more screens) have been built or are planned to be built by competitors in certain areas in which United Artists operates which may result in excess capacity and adversely affect attendance and pricing at existing theatres in these areas.

Alternative motion picture exhibition delivery systems, including cable television, video cassettes, satellite and pay per view, also exhibit filmed entertainment after its theatrical release. While the further expansion of such delivery systems (such as video on demand) could have a material adverse effect upon United Artists' business and results of operations, no such adverse effect has yet been experienced.

Recent consolidation in the industry has included the merger of Sony Corp.'s Loews Theatres Exhibit Group with Cineplex Odeon Corp. and the merger of Act III Cinemas Inc. with Regal Cinemas Inc. Such consolidation could increase the level of competition for the industry.

SATELLITE THEATRE NETWORK-TM-

In an effort to utilize its existing theatres more effectively during periods of low attendance (such as mornings and weekdays), United Artists has developed a business unit called the Satellite Theatre Network-TM-. The Satellite Theatre Network-TM- rents theatre auditoriums for seminars, corporate training, business meetings and other educational or communication uses, product and customer research and other entertainment uses. Theatre auditoriums are rented individually or on a networked basis. To provide the "broadcasting" network or "teleconferencing" equipment, a network of theatres has been created by installing high quality (high definition-like) video projection equipment within theatres that are networked via the combination of satellite delivery from a single location or multiple locations and telephonic communication.

As of December 31, 1998, the Satellite Theatre Network-TM- included 31 theatres permanently equipped with electronic video capability and an additional 288 theatres that were being rented for individual non-networked uses. All of United Artists' theatres can be "networked" through the use of temporary equipment. Because the Satellite Theatre Network-TM- utilizes existing theatre facilities and its operations within the theatre are managed by existing personnel, very little incremental capital or personnel expenditures are required. Marketing and sales of the Satellite Theatre Network-TM- services is performed on a national basis by staff located in the corporate headquarters in Englewood, Colorado. United Artists recorded $5.5 million, $6.2 million, and $6.0 million of revenue from the Satellite Theatre Network-TM- for the years ended December 31, 1998, 1997, and 1996, respectively.

As of September 1, 1998, United Artists was issued a United States Patent (No. 5,801,754) with respect to the interactive theatre network system.

MANAGEMENT

United Artists operates its theatres from its Englewood, Colorado corporate headquarters, two regional operating offices, fourteen district operating offices and two film booking offices. All of United Artists' district offices and regional operating offices are located within theatres.

There is active communication between the theatres and division management and corporate management, which allows management to react on a daily basis to revenue and staffing information. Division management provides guidance in scheduling, staffing, screen allocation and other operating decisions. Management personnel with United Artists' marketing and concessions operations are also continually involved with theatre management to promote strong performance in those areas. This structure allows the theatre manager to focus solely on the daily operations of the theatre. A primary responsibility of the theatre manager is improving efficiency and managing costs at the local theatre level.

Corporate and divisional management assists in the daily operations of United Artists' theatres by booking and settling films, training new and existing employees, setting admission and concessions pricing policies, selecting concession products, advertising theatres and showtimes, selecting new theatre sites and negotiating national purchasing contracts. Corporate management also assists in theatre development and construction and capital raising activities and provides cash management, accounting, tax and management information services.

United Artists' reporting systems provide management and each theatre manager with daily, weekly and monthly operating reports for individual theatres. This allows management to monitor theatre manager performance and progress in attaining certain identifiable goals. United Artists' computer system, installed in all of its theatres, allows United Artists to centralize all theatre-level administrative functions at its two regional operating offices and corporate headquarters. The system allows regional and corporate management to monitor ticket revenue and concession sales on a daily basis. All accounting, reporting and management information systems are centralized at the corporate headquarters.

As of December 31, 1998, United Artists employed approximately 10,000 employees, of whom approximately 1,200 were full-time. Approximately 30.6% of United Artists' employees (substantially all of who are part-time employees who work in the theatres) are paid based on the applicable state and Federal minimum wage regulations. Approximately 125 employees (primarily consisting of film projectionists) are covered by two collective bargaining agreements.

SEASONALITY

United Artists' theatrical results of operations are subject to seasonal fluctuations in theatre attendance which corresponds to holiday school vacation periods and a greater availability of popular motion pictures during the period from Memorial Day through Labor Day and during the Easter, Thanksgiving and Christmas holiday seasons.

GOVERNMENT REGULATION

The distribution of motion pictures is regulated by Federal and state anti-trust laws and has been the subject of numerous anti-trust cases. Consent decrees resulting from one of the most significant cases, to which United Artists was not a party, have an impact on the theatrical exhibition business. Those consent decrees bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including United Artists, on a theatre-by-theatre basis. Consequently, United Artists cannot assure itself of a supply of films by entering into long-term agreements with major film distributors, but must compete for its film licenses on a film-by-film and theatre-by-theatre basis.

The Americans With Disabilities Act of 1990 ("ADA") and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. United Artists has established a program to review and evaluate United Artists' theatres and to make any changes that may be required by the ADA. In 1995, UATC settled the lawsuit styled CONNIE ARNOLD ET AL. VS. UATC, filed in 1991. This lawsuit involved allegations that certain of United Artists' theatres lacked accessibility to persons with mobility disabilities in violation of the ADA. In the settlement agreement, UATC, the plaintiffs and the Department of Justice established standards of modifications that must be made to United Artists' theatres throughout the United States to make them more accessible to persons with disabilities. United Artists believes that the cost of complying with the ADA and the settlement agreement in the CONNIE ARNOLD case will not have a material adverse effect on United Artists' financial position, liquidity or results of operations.

OTHER

United Artists has not expended material amounts on research and development during the past three years.

There is no customer or affiliated group of customers to which sales are made in an amount that exceeds 10% of United Artists' consolidated revenue.

Compliance with Federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon United Artists' financial position, liquidity or results of operations.

ITEM 2.  PROPERTIES

United Artists leases its executive office located in Englewood, Colorado and certain of its regional operating and film booking offices. The following table summarizes the theatres operated by United Artists at December 31, 1998:


                                                  Total Number     Total Number
                                                   of Theatres      of Screens
                                                  ------------     ------------
Owned and Operated Theatres:
     Owned                                              38               224
     Leased                                            281             1,960
                                                      ----            ------
          Total owned and leased theatres              319             2,184
Managed theatres                                         4                11
                                                      ----            ------
          Total theatres operated                      323             2,195
                                                      ====            ======


Of the 319 owned and operated theatres, five theatres (11 screens) are held through a corporation that is owned 75% by United Artists and four theatres (33 screens) are held by three partnerships, each owned 51% by United Artists. The remaining owned and operated theatres are held directly by United Artists or its wholly-owned subsidiaries. The managed theatres include four theatres (11 screens) located in the United States. As of December 31, 1998, United Artists also had a 10% interest in two Asian theatre exhibition joint venture companies that operate four theatres (21 screens) in Singapore and Thailand.

United Artists owns directly or through its subsidiaries substantially all of the theatre equipment used in its fee-owned theatres and theatres leased from unaffiliated third parties.

ITEM 3. LEGAL PROCEEDINGS

United Artists is involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes and miscellaneous other matters. In addition, there are other various claims against United Artists relating to certain of the leases held by United Artists. Although it is not possible to predict the outcome of these proceedings, United Artists believes that such legal proceedings will not have a material adverse effect on United Artists' financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

United Artists' common stock is privately held.

United Artists has not paid a cash dividend on its common stock during the past two years. United Artists is restricted by certain debt covenants as to the amount of dividends that it can declare and pay on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data relating to the results of operations for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, and balance sheets as of December 31, 1998, 1997, 1996, 1995 and 1994 (dollars in millions, except revenue per weighted average operating theatre):


                                                                          Years Ended December 31,
                                                                          ------------------------
                                                       1998           1997*         1996*         1995*         1994
                                                       ----           ----          ----          ----          ----
SUMMARY OF OPERATIONS DATA:

Revenue                                              $  662.1         683.8         677.1         649.1         624.0
                                                     ========         =====         =====         =====       =======
EBITDA (1)                                           $   87.9          95.6          85.0          89.2          96.1
                                                     ========         =====         =====         =====       =======
Depreciation and amortization                        $   53.9          59.0          74.2          69.2          66.7
                                                     ========         =====         =====         =====       =======
Operating income before provision
  for asset impairments                              $   34.0          36.6          10.8          20.0          29.4
                                                     ========         =====         =====         =====       =======
Provision for asset impairments                      $   36.3          35.0           9.5          21.0           -
                                                     ========         =====         =====         =====       =======
Operating income (loss)                              $   (2.3)          1.6           1.3          (1.0)         29.4
                                                     ========         =====         =====         =====       =======
Gain (loss) on disposition of assets                 $    1.0          28.0           2.7          (5.7)         (9.8)
                                                     ========         =====         =====         =====       =======
Discontinued operations                              $  (20.3)         (5.4)         (1.5)         (0.6)          -
                                                     ========         =====         =====         =====       =======
Extraordinary loss                                   $   (7.9)          -             -             -             -
                                                     ========         =====         =====         =====       =======
Net loss                                             $  (89.0)        (27.0)        (45.8)        (64.8)        (29.9)
                                                     ========         =====         =====         =====       =======
Net loss available to common stockholder             $  (98.0)        (50.8)        (66.7)        (83.1)        (46.0)
                                                     ========         =====         =====         =====       =======
Net loss available to common stockholder before
  provisions for impairments, gain (loss) on
  disposition of assets, discontinued
  operations, and extraordinary loss                 $  (34.5)        (38.4)        (58.4)        (55.8)        (36.2)
                                                     ========         =====         =====         =====       =======
Capital expenditures                                 $  116.9          67.4          67.1          96.5          56.7
                                                     ========         =====         =====         =====       =======
BALANCE SHEET DATA AT YEAR END:
  Total assets                                       $  579.1         563.0         612.7         665.8         717.6
                                                     ========         =====         =====         =====       =======
  Total debt                                         $  653.9         414.0         453.1         453.7         451.7
                                                     ========         =====         =====         =====       =======
  Preferred stock                                    $    -           193.9         170.1         149.2         130.9
                                                     ========         =====         =====         =====       =======
Weighted avg. operating screens(2)                      2,160         2,204         2,299         2,270         2,202
                                                     ========         =====         =====         =====       =======
Weighted avg. operating theatres(2)                       327           354           395           409           414
                                                     ========         =====         =====         =====       =======
Weighted avg. operating screens
  Per operating theatre                                   6.6           6.2           5.8           5.6           5.3
                                                     ========         =====         =====         =====       =======
Revenue per weighted average
      operating theatre (000's)                      $  2,025         1,932         1,714         1,587         1,507
                                                     ========         =====         =====         =====       =======

(1) Earnings before interest, taxes, depreciation and amortization plus other non-recurring or non-cash operating credits or charges.
(2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

* Restated to reflect the entertainment center business segment as discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of United Artists' financial condition and results of operations should be read in conjunction with United Artists' Consolidated Financial Statements and related notes thereto. Such financial statements provide additional information regarding United Artists' financial activities and condition.

                              RESULTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

The following table summarizes certain operating data of United Artists' theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):


                                                 Years Ended                         Years Ended
                                                 December 31,            %           December 31,            %
                                               -----------------     Increase      ----------------      Increase
                                               1998         1997*   (Decrease)     1997*       1996*     (Decrease)
                                               ----         ----    ----------     ----        ----      ----------
Operating theatres (1)
Revenue:
   Admissions                                 $454.4        473.9      (4.1)%      473.9       466.5         1.6%
   Concession sales                            188.5        189.6      (0.6)       189.6       185.1         2.4
   Other                                        19.2         20.3      (5.4)        20.3        25.5       (20.4)
Operating expenses:
   Film rental and advertising expenses        248.5        262.5      (5.3)       262.5       257.2         2.1
   Concession costs                             28.0         30.2      (7.3)        30.2        29.3         3.1
   Other operating expenses:
     Personnel expense                          96.2         95.5       0.7         95.5        96.4        (0.9)
     Occupancy expense:
       Rent excluding sale and leaseback        70.2         67.8       3.5         67.8        64.6         5.0
       Sale and leaseback rentals               14.5         12.8      13.3         12.8        11.0        16.4
     Misc. operating expenses                   93.4         94.3      (1.0)        94.3        96.6        (2.4)

Weighted avg. operating theatres(2)              327          354      (7.6)         354         395       (10.4)
Weighted avg. operating screens(2)             2,160        2,204      (2.0)       2,204       2,299        (4.1)
Weighted avg. screens per
  avg. theatre                                   6.6          6.2       6.1          6.2         5.8         6.9
Admissions per weighted avg.
  operating theatre                       $1,389,602    1,338,701       3.8    1,338,701   1,181,013        13.4
Admissions per weighted avg.
  operating screen                          $210,370      215,018      (2.2)     215,018     202,914         6.0
Concession sales per weighted
  avg. operating theatre                    $576,453      535,593       7.6      535,593     468,608        14.3


(1) The operating theatres include revenue and expenses of all theatres operated by United Artists that are more than 50% owned.

(2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

* Restated to reflect the entertainment center business segment as discontinued operations.

      REVENUE FROM OPERATING THEATRES FOR THE YEAR ENDED DECEMBER 31, 1998
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

ADMISSIONS: Admissions revenue decreased 4.1% during 1998 as compared to 1997. This decrease was primarily due to a 7.2% decline in attendance, partially offset by a 3.4% increase in the average ticket price. The decrease in attendance was primarily due to decreases in the number of weighted average theatres and screens operated, and the effect of new competitive theatre openings in certain areas. The increase in the average ticket price was primarily due to certain selective price increases in late 1997 and the summer of 1998. Admissions per weighted average operating theatre increased 3.8% during 1998, while admissions per weighted average operating screen decreased 2.2% during 1998. These admissions fluctuations were due primarily to the opening of several new theatres which have higher admissions and more screens per theatre, the sale or closure of several less productive theatres and the increases in ticket prices, partially offset by a decrease in average screen size and the increased number of total new screens in certain areas.

CONCESSION SALES: Concession sales revenue decreased 0.6% during 1998 as compared to 1997. This decrease was primarily due to the decreased attendance discussed above, partially offset by a 7.2% increase in the average concession sale per patron. Concession sales per weighted average operating theatre increased 7.6% during 1998 as compared to 1997. The increases in the average concession sale per patron and concession sales per weighted average operating theatre were primarily due to certain selective price increases during 1998, United Artists' increased emphasis on sales staff training, the opening of several new theatres with more efficient concession operations and the sale or closure of several less productive theatres.

The following table sets forth the admissions and concession sales revenue for theatres operated throughout all of 1998 and 1997 (dollars in millions):


                                               Theatres     Screens        1998        1997     % Decrease
                                               --------     -------        ----        ----     ----------
Theatres operated throughout
   both periods                                   296        1,914
         Admissions                                                         $389.5     423.7       (8.1)%
         Concession sales                                                    160.7     168.5       (4.6)


This "same theatre" analysis eliminates the effect of new theatre openings, sales or closures during 1998 or 1997.

OTHER: Other revenue is derived primarily from on-screen advertising, revenue generated by the Satellite Theatre Network-TM-, electronic video games located in theatre lobbies, theatre rentals, and other miscellaneous sources. Other revenue decreased 5.4% during 1998 as compared to 1997 primarily as a result of United Artists operating 7.6% fewer theatres and a 2.5% decrease in revenue from on-screen advertising and an 11.4% decrease in Satellite Theatre Network-TM-revenue.

      REVENUE FROM OPERATING THEATRES FOR THE YEAR ENDED DECEMBER 31, 1997
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

ADMISSIONS: Admissions revenue increased 1.6% during 1997 as compared to 1996, despite a 10.4% decline in the average number of theatres operated. This increase was primarily due to a 7.0% increase in the average ticket price, partially offset by a 5.0% decrease in attendance. The increase in the average ticket price for 1997 was primarily due to an increase in the percentage of full priced tickets purchased and certain selective increases in ticket prices during 1997 and late 1996. The decrease in attendance for 1997 was primarily due to decreases in the number of weighted average theatres and screens operated during the year. Admissions per weighted average operating theatre and screen increased 13.4% and 6.0%, respectively, during 1997 as compared to 1996. These admissions increases were primarily due to an increase in the number of films released, the success of those films and the opening of several new theatres which have higher admissions per theatre and screen, the sale or closure of several less productive theatres, and the 1997 and late 1996 increases in ticket prices, partially offset by decreased attendance.

CONCESSION SALES: Concession sales revenue increased 2.4% during 1997 as compared to 1996. This increase was primarily due to a 7.8% increase in the average concession sale per patron, partially offset by the decreased attendance discussed above. Concession sales per weighted average operating theatre increased 14.3% during 1997 as compared to 1996. The increases in the average concession sale per patron and concession sales per weighted average operating theatre were primarily due to certain selective price increases during 1997 and late

1996, United Artists' increased emphasis on sales staff training, the opening of several new theatres with more efficient concession operations, the sale or closure of several less productive theatres and the introduction of new concession menu items at certain theatres.

The following table sets forth the admissions and concession sales revenue for theatres operated throughout all of 1997 and 1996 (dollars in millions):


                                               Theatres     Screens        1997        1996     % Increase
                                               --------     -------        ----        ----     ----------
Theatres operated throughout
   both periods                                   312        1,922
         Admissions                                                         $412.1     410.8        0.3%
         Concession sales                                                    162.0     160.5        0.9


This "same theatre" analysis eliminates the effect of new theatre openings, sales or closures during 1997 or 1996.

OTHER: Other revenue decreased 20.4% during 1997 as compared to 1996 primarily as a result of United Artists operating fewer weighted average operating theatres and a decrease in revenue from on-screen advertising.

             OPERATING EXPENSES FOR THE YEAR ENDED DECEMBER 31, 1998
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses decreased 5.3% during 1998 as compared to 1997 primarily due to the reduced admissions revenue discussed above. Film rental and advertising expenses as a percentage of admissions revenue were 54.7% for 1998 and 55.4% for 1997. The decrease in film rental and advertising expenses as a percentage of admissions revenue for 1998 was primarily due to the longer run of several major films released in late 1997 and during 1998. Typically, film rental as a percentage of admissions revenue increases when a higher percentage of a film's total admissions is collected in the opening weeks of a film's run.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 7.3% during 1998 as compared to 1997 primarily due to the reduced concession sales discussed above. Concession costs as a percentage of concession sales were 14.9% for 1998 and 15.9% for 1997. The decrease in concession costs as a percentage of concessions revenue for 1998 was primarily due to the rebidding or restructuring of the product and distribution contracts associated with many of United Artists' concession supply products and slightly lower promotional expenses.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense increased 0.7% during 1998 as compared to 1997. This increase in personnel expense in 1998 was primarily due to an increase in the Federal (and certain state) minimum wage in late 1997, which increased the average wage paid to theatre staff by 7.5% during 1998. This increase in the average wage rate was partially offset by the decrease in attendance discussed above, fewer weighted average operating theatres and screens and more efficient theatre staffing. Personnel expense as a percentage of admissions and concession sales revenue was 15.0% in 1998 and 14.4% for 1997, reflecting the effect of the higher minimum wage rate and only moderate concession and ticket price increases.

OCCUPANCY EXPENSE: United Artists' typical theatre lease arrangement provides for a base rental as well as contingent rental that is a function of the underlying theatre's revenue over an agreed upon breakpoint. Total occupancy expense increased 5.1% during 1998 as compared to 1997. This increase in 1998 relates to higher rentals on newly opened theatres, partially offset by the decrease in the number of weighted average operating theatres. Occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight lined" for accounting purposes of $4.0 million and $3.7 million for 1998 and 1997, respectively.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses decreased 1.0% during 1998 as compared to 1997. This decrease in 1998 relates primarily to reductions in utility and insurance costs and fewer weighted average theatres, partially offset by slightly higher repairs and maintenance, supplies, and real estate taxes.

             OPERATING EXPENSES FOR THE YEAR ENDED DECEMBER 31, 1997
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses increased 2.1% during 1997 as compared to 1996 primarily due to the increased admissions revenue discussed above. Film rental and advertising expenses as a percentage of admissions revenue were 55.4% for 1997 and 55.1% for 1996. The increase in film rental and advertising expenses as a percentage of admissions revenue for 1997 was primarily due to the shorter run of several major films released in the second quarter of 1997, partially offset by slightly lower advertising expenses. Advertising expenses were lower as a result of more efficient buying of print advertising by United Artists and distributors and to fewer number of theatres operated.

CONCESSION COSTS: Concession costs increased 3.1% during 1997 as compared to 1996 primarily due to the increased concession sales discussed above. Concession costs as a percentage of concession sales were 15.9% for 1997 and 15.8% for 1996. The slight increase in concession costs as a percentage of concession sales for 1997 was primarily due to an increase in the cost of certain commodity priced items such as corn seed and oil.

PERSONNEL EXPENSE: Personnel expense decreased 0.9% during 1997 as compared to 1996. This decrease in personnel expense in 1997 was primarily due to more efficient theatre staffing and fewer weighted average operating theatres, partially offset by the increases in the Federal (and certain state) minimum wage in late 1996 and late 1997. These minimum wage increases resulted in a 7.4% increase in the average hourly wage paid to theatre staff in 1997 versus 1996. Despite the increases in the Federal minimum wage in 1997 and 1996, personnel expense as a percentage of admissions and concession sales revenue decreased to 14.4% in 1997 from 14.8% in 1996. These improved payroll statistics relate to more efficient staffing and some increases in ticket and concession sales. United Artists' personnel expense efficiencies have also been positively impacted by the closure or sale of several less efficient theatres and the opening of several new larger, more efficient multiplex theatres and reduced expenses for fringe benefits.

OCCUPANCY EXPENSE: Total occupancy expense increased 6.6% during 1997 as compared to 1996. This increase in 1997 relates to higher contingent rentals, rentals on newly opened theatres and rentals related to the sale and leaseback transaction completed in late 1996, partially offset by the decrease in the number of weighted average operating theatres. Occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight lined" for accounting purposes of $3.7 million and $3.1 million for 1997 and 1996, respectively.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses decreased 2.4% during 1997 as compared to 1996. This decrease in 1997 relates primarily to reduced utilities, repairs and maintenance and insurance associated with fewer weighted average theatres, partially offset by additional expenses associated with the Satellite Theatre Network-TM-.

         OTHER EXPENSES FOR THE YEARS ENDED DECEMBER 1998, 1997 AND 1996

GENERAL AND ADMINISTRATIVE EXPENSE AND RESTRUCTURING CHARGE

General and administrative expense consists primarily of costs associated with corporate theatre administrative and operating personnel, Satellite Theatre Network-TM- sales and marketing staff and other support functions located at United Artists' corporate headquarters, two film booking and regional operating offices and 14 district theatre operations offices (generally located in theatres). At the end of 1996, United Artists initiated a corporate restructuring plan intended to provide a higher level of focus on United Artists' domestic theatrical business at a lower annual cost. As a result of this corporate restructuring plan which was substantially completed in January 1997, general and administrative expenses decreased $0.9 million for 1998 as compared to 1997 and $10.8 million for 1997 as compared to 1996. During 1997 and 1996, United Artists recorded $0.8 million and $1.9 million, respectively, of restructuring charges relating to severance and other expenses related to United Artists' corporate restructuring.

DEPRECIATION AND AMORTIZATION AND PROVISIONS FOR IMPAIRMENTS

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment, the amortization of theatre lease costs and certain non-compete agreements. Depreciation and amortization decreased $5.1 million for 1998 as compared to 1997 and $15.2 million for 1997 as compared to 1996. These decreases were primarily due to lower amortization from non-compete agreements which were fully amortized during 1997 and changing the useful lives of certain assets during 1998, partially offset by increased depreciation on newly opened theatres. United Artists recorded approximately $9.0 million and $24.0 million of amortization expense during 1997 and 1996, respectively, on non-compete agreements and certain other assets acquired as part of the Acquisition which were fully amortized in May 1997.

Provisions for impairments relates to non-cash charges for the differences between the historical book value of individual theatres (in some cases groups of theatres) and the discounted cash flow expected to be received from the operation or future sale of the individual theatre (or groups of theatres). United Artists recorded non-cash provisions for asset impairments of $36.3 million, $35.0 million, and $9.5 million during the years ended December 31, 1998, 1997, and 1996, respectively.

OPERATING INCOME (LOSS)

United Artists incurred an operating loss of $2.3 million during 1998 versus generating operating income of $1.6 million and $1.3 million during 1997 and 1996, respectively. The decrease in operating income during 1998 was primarily due to reduced revenue, partially offset by reduced general and administrative expenses and depreciation and amortization. The increase in operating income during 1997 was primarily due to increased revenue, reduced general and administrative expenses and depreciation and amortization, partially offset by increased provisions for impairments.

INTEREST, NET

Interest, net increased $11.3 million in 1998 as compared to 1997 and decreased $0.3 million in 1997 as compared to 1996. The 1998 increase was primarily due to the redemption of United Artists' preferred stock with the proceeds from the issuance of the Senior Subordinated Notes and a portion of the New Bank Credit Facility. The 1997 decrease was primarily due to a slightly lower average outstanding debt balance. United Artists capitalized $1.5 million of interest during 1998 to various construction projects.

GAIN ON DISPOSITION OF ASSETS, NET

In 1998, United Artists sold the majority of its remaining international theatrical exhibition assets for $3.0 million of cash, $0.5 million of stock of the acquiring company and a $3.0 million note. In addition, United Artists sold certain other operating theatres and non-operating real estate for which net cash proceeds of $16.0 million were received. In conjunction with these sales, United Artists recognized $1.0 million of gains. During April 1997, United Artists sold its 50% interest in a Hong Kong theatre company to its partner for approximately $17.5 million and during September 1997, United Artists sold its theatre investments in Mexico and the majority of its theatre assets in Argentina for approximately $25.0 million. In addition, various non-strategic or underperforming operating theatres and real estate assets were sold for net cash proceeds of approximately $27.5 million. As a result of these 1997 sales United Artists recognized $28.0 million of gains. During 1996, United Artists sold certain theatres for which cash proceeds of $23.5 million were received and $2.7 million of gains were recognized.

INCOME TAX EXPENSE

Income tax expense consists of current state and Federal income taxes of United Artists less than 80%-owned consolidated subsidiaries. On February 10, 1998, United Artists filed a private letter ruling with the Internal Revenue Service (the "IRS") requesting an extension of time to file a Section 197 election. This election allows for the amortization of various intangible assets over 15 years. On June 8, 1998, the IRS granted United Artists' request and, on August 6, 1998, United Artists filed a Section 197 election along with its amended 1993 income tax return. As United Artists had previously been amortizing certain intangible assets acquired as part of the Acquisition over a five year period, the effect of the Section 197 election was to reduce United Artists' net operating loss carryforward and increase the basis of certain intangible assets, which will be amortized, and provide for future tax deductions. The Section 197 election also enabled United Artists to conclude the IRS audit for the years ending December 31, 1992, 1993 and 1994. As a result of the audit the net operating loss was reduced further by various items which were reclassified as Section 197 assets. These items will be amortized and will provide United Artists with additional future deductions. As United Artists had fully reserved the deferred tax asset associated with its net operating loss carryforward, there is no financial statement impact associated with the reduction in its net operating loss carryforward. At December 31, 1998, United Artists has a net operating loss carryforward of approximately $183.0 million. United Artists' income tax returns for the years ended December 31, 1995, 1996 and 1997 are currently being audited by the IRS. The outcome of this audit may reduce the amount of United Artists' net operating loss carryforward and/or change the basis (and thus future tax depreciation) related to certain assets. United Artists believes that the result of the audit will not have a material adverse effect on its financial condition or results of operation.

DISCONTINUED OPERATIONS

During 1998, United Artists established a plan to dispose of its entertainment center business operations. The net loss from the discontinued operations was $14.2 million, $5.4 million, and $1.5 million for 1998, 1997, and 1996, respectively. Included in the net loss from discontinued operations was interest expense of $1.1 million, $1.3 million, and $0.7 million for 1998, 1997, and 1996, respectively. The anticipated loss from disposition was $6.1 million during 1998 which represents future losses. Additionally, the net loss from discontinued operations included non-cash provisions for asset impairments is $10.7 million and $1.0 million, for 1998 and 1997, respectively.

EXTRAORDINARY ITEM

As a result of the repayment of United Artists' existing bank credit facility (the "Bank Credit Facility") and senior secured notes (the "Senior Secured Notes") during 1998, United Artists recognized an extraordinary loss on the early extinguishment of debt of $7.9 million, consisting of a $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

United Artists incurred a net loss available to common stockholders of $98.0 million compared to net losses available to common stockholders of $50.8 million and $66.7 million for 1997 and 1996, respectively. The increase in the 1998 net loss relates primarily to charges for the discontinuance of the entertainment center operations, the extraordinary expense for the early extinguishment of debt, and the gain on the disposition of assets during 1997. The decrease in the 1997 net loss relates primarily to the gain on the disposition of assets during 1997, partially offset by increased non-cash provisions for asset impairments and reduced operating results for the discontinued operations. Excluding these unusual items, the net losses available to common stockholders for 1998, 1997 and 1996 would have been as follows (dollars in millions):


                                                                     1998           1997            1996
                                                                     ----           ----            ----
    Net loss available to common stockholders..........          $  (98.0)          (50.8)          (66.7)
    Provisions for impairment..........................              36.3            35.0             9.5
    Gain on disposition of assets......................              (1.0)          (28.0)           (2.7)
    Discontinued operations............................              20.3             5.4             1.5
    Loss on early extinguishment of debt...............               7.9               -               -
                                                                    ------          ------          ------
                                                                 $  (34.5)          (38.4)          (58.4)
                                                                    ======          ======          ======


                         LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1998, net cash provided by United Artists' operating activities was $43.7 million. This net cash provided by operating activities in addition to $68.2 million of cash provided by financing activities, $2.4 million provided by other investing activities and $2.6 million of cash on hand was used to fund $116.9 million of capital expenditures for 1997 and 1998 theatre openings and future projects and on-going maintenance expenditures.

Substantially all of United Artists' admissions and concession sales revenue is collected in cash. Due to the unfavorable interest rate spread between bank facility borrowings and cash investments, United Artists seeks to use all of its available cash to repay its revolving bank borrowings and borrow under those facilities as cash is required. United Artists benefits from the fact that film expenses (except for films that require advances) are usually paid 15 to 45 days after the admissions revenue is collected.

On April 21, 1998, United Artists completed the offering of $225.0 million of its 9.75% senior subordinated notes due April 15, 2008, and the offering of $50.0 million of its floating rate senior subordinated notes due October 15, 2007 (collectively, the "Senior Subordinated Notes"), and entered into a $450.0 million bank credit facility (the "New Bank Credit Facility") with a final maturity of April 21, 2007.

The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to repay the outstanding borrowings of $272.5 million under UATC's Bank Credit Facility and to fund the redemption of United Artists' 14% preferred stock (approximately $159.2 million) and the redemption of UATC's $125.0 million Senior Secured Notes at 102.875% of par value plus accrued but unpaid interest of $0.8 million.

As a result of the repayment of the Bank Credit Facility and the redemption of the Senior Secured Notes, United Artists recognized an extraordinary loss on the early extinguishment of debt during 1998 of $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

On November 1, 1998, borrowings of approximately $45.7 million under the New Bank Credit Facility were used to repay and retire the Prop I mortgage notes. The annual interest savings attributable to the differential interest rates on the 11.15% Prop I mortgage notes and the current borrowing rate of approximately 8.0% will be approximately $1.5 million.

In December 1996, United Artists initiated a new investment strategy that focuses on the development of new theatres and renovations (including stadium seating retrofits) and expansions of existing high revenue theatres in the U.S. where United Artists has a significant operating presence. As part of this increased focus on its U.S. operations, United Artists has restructured and realigned its corporate overhead functions and has sold substantially all of its international theatre exhibition investments. The proceeds received from the sale of international investments and corporate overhead savings were redeployed into new theatre developments and the renovation and expansion of existing key theatres in United Artists' core areas of operation and used to repay existing debt.

As part of its strategic plan, United Artists intends to continue to dispose of, through sale or lease terminations, certain of its non-strategic or underperforming operating theatres and real estate in the United States. Net proceeds, if any, from these increased disposition efforts are also expected to be used to repay existing debt or to be redeployed into the renovation and/or expansion of existing theatres and development of new, larger (in terms of screens), higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, negotiations are ongoing with respect to several theatres and parcels of real estate. During 1998, United Artists closed or sold 32 theatres (137 screens). During 1998, United Artists sold the majority of its remaining international theatrical exhibition assets for $3.0 million of cash, $0.5 million of stock in the acquiring company and a $3.0 million note. The note earns interest at various rates between 15% and 20%, and matures December 2001. The domestic theatres that were closed or sold were primarily smaller, older theatres that were not part of United Artists' long term strategic plans or were underperforming.

In an effort to limit the amount of investment exposure on any one project, United Artists typically develops theatre projects where both the land and building are leased through long-term operating leases. Where such lease transactions are unavailable, however, United Artists will invest in the land and development of the entire theatre facility (fee owned) and then seek to enter into a sale and leaseback transaction. Regardless of whether the theatre is leased or fee owned, in most cases the equipment and other theatre fixtures are owned by United Artists. During 1998, United Artists invested approximately $7.1 million on five theatres (52 screens) which opened in 1997, $87.7 million on the development of 13 new theatres (157 screens) that opened in 1998, the addition of stadium seating to two theatres (22 screens) and the renovation of two existing theatres which opened during the period, and $1.0 million on construction of five new theatres (68 screens) and the renovation of three theatres (36 screens) expected to open during 1999 and $21.1 million on theatre point-of-sale systems, corporate computers and systems and recurring maintenance on certain existing theatres.

In December 1995, UATC and UAR entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the land and buildings underlying 27 of their operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. In conjunction with the 1995 Sale and Leaseback, the buyer of the properties issued certain publicly traded bonds. The lease of the properties by United Artists required UATC to enter into a Participation Agreement that requires UATC to comply with certain covenants including limitations on indebtedness and restricted payments.

In November 1996, UATC entered into a sale and leaseback transaction whereby the building and land underlying three of its operating theatres and two theatres under development were sold to and leased back from an unaffiliated third party.

In December 1997, UATC entered into a sale and leaseback transaction (the "1997 Sale and Leaseback") whereby two theatres under development were sold to and leased back from an unaffiliated third party for approximately $18.1 million. At December 31, 1998, approximately $9.1 million of the sales proceeds were held in escrow and will be paid under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres.

At December 31, 1998, United Artists had entered into construction or lease agreements for five new theatres (68 screens), and for renovations and the addition of stadium seating to three existing theatres (36 screens) which United Artists intends to open (or reopen) during 1999. United Artists estimates that capital expenditures associated with these theatres and on-going theatre maintenance will aggregate approximately $39.0 million, exclusive of the cash received from the 1997 Sale and Leaseback. Such amounts relate only to projects in which United Artists has executed a definitive lease and all significant lease contingencies have been satisfied. United Artists expects additional capital expenditures to be made as United Artists' internally generated available cash from improved operating results and proceeds from various asset sales becomes available. Because a significant portion of United Artists' future capital spending plans relate to the renovation and/or expansion of existing key locations, the timing of such commitments and expenditures are much more flexible and thus can be matched to net cash provided by operating activities.

At December 31, 1998, United Artists had approximately $365.3 million of indebtedness outstanding under its bank credit facility and approximately $83.0 million of unused revolving loan commitments thereunder (of which $4.1 million of which had been used for the issuance of letters of credit).

United Artists is party to interest rate collar agreements on $225.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6% and 7 1/2% per annum and LIBOR interest rate floors ranging between 5 1/4% and 5 1/2% and expire at various dates through August 2001. The terms of the New Bank Credit Facility require United Artists to obtain interest rate hedges on a certain portion of its indebtedness thereunder. Amounts paid to the counterparties to the interest rate collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

The level of continued investing activities by United Artists is dependent on, among other factors, its on-going operating liquidity and other sources of liquidity. One measure commonly used in the theatrical industry to measure operating liquidity is referred to as "Interest Coverage." Interest Coverage is the ratio of Operating Cash Flow (defined as EBITDA - earnings before interest, taxes, depreciation, amortization - plus other non-recurring or non-cash operating credits or charges) to interest expense (excluding amortization of deferred loan costs). Following is a calculation of Operating Cash Flow and Interest Coverage for each of the last three years, including a reconciliation of Operating Income to Operating Cash Flow. Additionally, information from the statements of cash flow is presented for each of the last three years in the following table (dollars in millions):


                                                                   1998          1997           1996
                                                                   ----          ----           ----
   Operating loss from continuing operations................     $   (2.3)         1.6           1.3
   Depreciation and amortization............................         53.9         59.0          74.2
   Provisions for asset impairments.........................         36.3         35.0           9.5
   Non-cash rent............................................          4.0          3.7           3.1
   Severance, litigation and restructuring expenses.........          0.3          0.8           1.9
                                                                     ----        -----          ----
     Operating Cash Flow....................................     $   92.2        100.1          90.0
                                                                     ====        =====          ====

   Interest Expense.........................................     $   54.5         42.6          42.7
                                                                     ====         ====          ====

   Interest Coverage Ratio..................................          1.7          2.4           2.1
                                                                     ====         ====          ====

Statements of Cash Flow Information:

  Net cash provided by operating activities.................     $   43.7         51.0          30.8
  Net cash used in investing activities.....................       (114.5)        (4.6)        (55.9)
  Net cash provided by (used in) financing activities.......         68.2        (45.7)          2.7
                                                                     ----         ----          ----
  Net cash flow.............................................     $   (2.6)         0.7         (22.4)
                                                                     ====         ====          ====


As shown above, United Artists' Interest Coverage Ratio decreased from 2.4 times for 1997 to 1.7 times for 1998 primarily due to increased interest expense associated with the redemption of the 14% preferred stock and to reduced Operating Cash Flow. The Interest Coverage Ratio increased from 2.1 times for 1996 to 2.4 times for 1997 primarily due to increased Operating Cash Flow.

Operating Cash Flow set forth above is one measure of value and borrowing capacity commonly used in the theatrical exhibition industry and is not intended to be a substitute for Operating Cash Flow as defined in United Artists' debt agreements or for cash flows provided by operating activities, a measure of performance provided herein in accordance with generally accepted accounting principles, and should not be relied upon as such. The Operating Cash Flow as set forth above does not take into consideration certain costs of doing business, and as such, should not be considered in isolation to other measures of performance.

Another measure of liquidity is net cash provided by operating activities as set forth above. Net cash provided by operating activities was $43.7 million, $51.0 million and $30.8 million for 1998, 1997 and 1996, respectively. This measurement sets forth the net cash from the operations provided by United Artists' operations which was available for United Artists' liquidity needs after taking into consideration certain additional costs of doing business which are not reflected in the Operating Cash Flow calculations discussed above.

United Artists believes that the net cash provided by operations and borrowings available under the New Bank Credit Facility will be sufficient to fund its future cash requirements. United Artists expects that future cash requirements will principally be for repayments of indebtedness, working capital requirements and capital expenditures. United Artists' future operating performance and ability to service its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond United Artists' control. Additionally, UATC's ability to incur additional indebtedness may be limited by covenants contained in the Participation Agreement relating to the 1995 Sale and Leaseback discussed above.

                                      OTHER

United Artists' revenues have been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer extending from Memorial Day to Labor Day and the holiday season extending from Thanksgiving through year-end. The unexpected emergence of a hit film during other periods can alter this traditional trend. The timing of such film releases can have a significant effect on United Artists' results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Historically, the principal impact of inflation and changing prices upon United Artists has been with respect to the construction of new theatres, the purchase of theatre equipment and the utility and labor costs incurred in connection with continuing theatre operations. Film rental fees, which are the largest operating expense incurred by United Artists, are customarily paid as a percentage of admissions revenue and hence while the film rental fees may increase on an absolute basis the percentages are not directly affected by inflation. Inflation and changing prices have not had a significant impact on United Artists' total revenues and results of operations.

                                    YEAR 2000

United Artists has initiated a review of its internal information systems for potential year 2000 transition problems. There exists the possibility that some equipment reliant upon computer chips that have a date sensitive component will not operate correctly after December 31, 1999 and that system failures could occur. United Artists' review encompasses this type of equipment, segmented into three broad areas: computer based systems in United Artists' theatres; computer based systems at United Artists' administrative offices; and products and services provided by outside vendors.

COMPUTER BASED SYSTEMS IN UNITED ARTISTS' THEATRES: United Artists' theatres utilize a number of computerized systems that may encounter year 2000 problems. Some of the systems that experience year 2000 problems include the point-of-sale ("POS") system, the projection and sound system, the energy management system and other ancillary systems. The POS system records sales transactions, issues admission tickets and relays the daily operational information to United Artists' corporate computer system. United Artists initiated a plan to replace its outdated POS system in 1993. The new POS system has been tested and is expected to be year 2000 compliant. At December 31, 1998, replacement of United Artists' POS system was approximately 50% complete. United Artists expects that by December 31, 1999 all of its operating theatres will be equipped with the new POS system. If the new POS system were to malfunction or fail, manual backup systems currently in place at the theatres could be utilized.

Most all of the United Artists' theatres are equipped with projection and sound systems and energy management systems which are automated. If either the projection and sound systems or energy management systems were to malfunction or fail as a result of a year 2000 problem, manual backup systems currently in place at the theatres could be utilized.

Certain theatres utilize other systems that may experience a malfunction or failure as a result of a year 2000 problem. These systems include elevators, escalators and fire and sprinkler systems. Failure of any of these systems should not be material to the operations of the theatres taken as a whole.

COMPUTER BASED SYSTEMS AT UNITED ARTISTS' ADMINISTRATIVE OFFICES: United Artists corporate administrative offices utilize a number of computerized systems that may encounter year 2000 problems. The most significant of these systems are the financial information systems (i.e. general ledger, accounts payable, payroll and management information systems), and the telecommunications systems. During 1998 United Artists purchased and implemented a new general ledger and accounts payable system. An upgrade to the existing payroll system will be implemented during 1999. These financial information systems have been tested and appear to be year 2000 compliant. A failure of any of these systems could impact the ability of United Artists to provide accurate financial information. Such failure or malfunction could also delay payments to both vendors and employees. While manual systems of information gathering and monetary disbursements are available, these backup manual systems would be very expensive to utilize.

The telecommunications systems allow United Artists to obtain the daily operational information for each of its theatres and to communicate with the theatres and all vendors and suppliers. The telecommunication systems have been tested and appears to be year 2000 compliant.

PRODUCTS AND SERVICES PROVIDED BY OUTSIDE VENDORS: United Artists is very dependent upon products and services provided by outside vendors. Year 2000 compliance by these vendors is voluntary and outside of the control of United Artists. The major products and services that United Artists is dependent upon vendors for are film supply, concessions inventory and utilities. If any of these vendors were to experience year 2000 problems, that could result in material and adverse consequences for United Artists. United Artists has been advised by its major vendors that they expect to be year 2000 compliant.

United Artists is very dependent upon the banking industry for depositing daily cash receipts and making vendor and payroll disbursements. United Artists primarily utilizes large, national banks and generally anticipates no material and adverse year 2000 problems by them. If, however, the banking industry were to experience year 2000 problems, that could result in material and adverse consequences for United Artists.

Although this review is still in progress, United Artists believes that year 2000 conversion requirements will not result in significant disruption of United Artists' business operations or have a material adverse effect on its future liquidity or results of operations. Total cost associated with year 2000 upgrades and preventative measures is expected to be less than $0.5 million. At December 31, 1998, approximately $0.1 had been spent on year 2000 compliance.

                          NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Emerging Issues Task Force (EITF) released No. 97-10, The Effect of Leasee Involvement in Asset Construction. Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. In certain construction projects, United Artists is responsible for directly paying project costs that are in excess of an agreed upon amount to be paid for by the owner-lessor. Generally, these project costs paid by United Artists include elements that are considered to be structural in nature as defined by Issue No. 97-10. As a result, United Artists believes it would be considered the owner of these projects during construction. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction does not commence by December 31, 1999. Unless United Artists changes the manner in which it contracts for the construction of theatres, United Artists believes that Issue No. 97-10 will require certain of its future operating leases to be recorded as lease financing obligations. United Artists is in the process of evaluating the impact of Issue No. 97-10 on its consolidated financial position, results of operation and cash flows.

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The Statement expands the definition of derivatives and requires that derivative instruments be recorded at fair market value on the balance sheet and changes in the derivative instrument's fair value be recognized in the calculation of net income unless specific hedge accounting criteria are met. Qualifying financial instruments to which United Artists is a party include the Senior Subordinated Notes, borrowings under the New Bank Credit Facility, interest rate swap agreements and interest rate collar agreements. The effective date for SFAS No. 133 is for fiscal years beginning after June 15, 1999. United Artists has not quantified the impact of adopting SFAS No. 133 on its financial position, results of operation or cash flow and has not determined the timing of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in net income and comprehensive income.

During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), Reporting on Internal Use Software and Statement of Position 98-5 ("SOP 98-5") Reporting on Start-up Costs. SOP 98-1 provides guidance on accounting for the cost of computer software obtained for internal use and requires that certain costs of internally generated computer software be capitalized rather than expensed. SOP 98-5 requires that entities expense the costs of start-up activities as they are incurred. The effective date for SOP 98-1 and SOP 98-5 is for fiscal years beginning after December 15, 1998. Adoption of SOP 98-1 and SOP 98-5 is not expected to materially effect United Artists' consolidated financial position, results of operation or cash flow.

During 1998, FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires new disclosures of certain operating segments. The effective date for SFAS 131 is for fiscal years beginning after December 15, 1997.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

United Artists is subject to market risk associated with changes in interest rates on its debt obligations. United Artists manages its interest rate risk through a combination of fixed and floating rate debt obligations and by selectively entering into interest rate cap and interest rate collar agreements. The table presented below provides information about United Artists' financial instruments that are sensitive to changes in interest rates (amounts in millions):


                                                          EXPECTED MATURITY DATE
                                                          ----------------------
                                                                                                              FAIR
                              1999     2000      2001     2002      2003      THEREAFTER       TOTAL         VALUE
                              ----     ----      ----     ----      ----      ----------       -----         ------
Long-Term Debt
  Fixed Rate                  $5.3      2.9       1.2       0.4      0.4         228.4          238.6         229.6
  Avg. Interest Rate           9.0%     9.4       8.9       7.8      7.8           9.7            9.7

  Floating Rate               $3.5      3.5       5.6      15.8     23.8         363.1          415.3         415.3
  Avg. Interest Rate           (1)      (1)       (1)       (1)       (1)          (1)            (1)

Interest Rate Collars
  (notional amount)          $75.0       -       150.0       -        -            -            225.0         (3.1)
Avg. Interest Rate
  Interest Rate Cap           (2)       (2)       (2)       (2)      (2)           (2)            (2)
  Interest Rate Floor         (3)       (3)       (3)       (3)      (3)           (3)            (3)


(1) The weighted average floating interest rate at December 31, 1998 was 8.5%.
(2) The average interest rate cap was 6.5% through July 1999 and 6.0% through August 2001.
(3) The average interest rate floor was 5.4% through July 1999 and 5.5% through August 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of United Artists are filed under this item beginning on page 26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO UNITED ARTISTS THEATRE COMPANY:

We have audited the accompanying consolidated balance sheets of United Artists Theatre Company (formerly Oscar I Corporation) and subsidiaries (United Artists) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flow for each of the three years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of United Artists' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Company and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flow for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP

Denver, Colorado
March 31, 1999

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                              (Amounts in Millions)


                            ASSETS                                      December 31,
                                                                    ---------------------
                                                                      1998         1997*
                                                                    --------     --------
Current Assets:

  Cash and cash equivalents ...................................      $  8.2         10.8
  Receivables, net:
    Notes .....................................................         2.4          1.0
    Other .....................................................        18.0         13.4
                                                                     ------       ------
                                                                       20.4         14.4
  Prepaid expenses and concession inventory ...................        15.2         18.4
  Other assets ................................................         0.7          0.3
                                                                     ------       ------
     Total current assets .....................................        44.5         43.9

Investments and related receivables ...........................         8.3         15.4
Property and equipment, at cost (note 12):
    Land ......................................................        44.0         54.7
    Theatre buildings, equipment and other ....................       592.3        502.0
                                                                     ------       ------
                                                                      636.3        556.7
    Less accumulated depreciation and amortization (note 5) ...      (216.4)      (176.0)
                                                                     ------       ------
                                                                      419.9        380.7

Intangible assets, net (note 12) ..............................        81.3        101.5
Net assets of discontinued operations (note 13) ...............         3.4         14.6
Other assets, net (note 2) ....................................        21.7          6.9
                                                                     ------       ------
                                                                     $579.1        563.0
                                                                     ======       ======
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable:
    Film rentals ..............................................      $ 28.7         29.8
    Other .....................................................        65.2         57.3
                                                                     ------       ------
                                                                       93.9         87.1
  Accrued liabilities:
    Salaries and wages ........................................         6.1          6.7
    Interest ..................................................         8.3          5.6
    Other .....................................................        30.1         16.8
                                                                     ------       ------
                                                                       44.5         29.1
  Current portion of long-term debt (notes 2 and 7) ...........         8.5         81.7
                                                                     ------       ------
    Total current liabilities .................................       146.9        197.9

Other liabilities (note 3) ....................................        44.5         45.9
Debt (notes 2 and 7) ..........................................       645.4        332.3
Liabilities related to discontinued operations (note 13) ......         4.9          -
                                                                     ------       ------
    Total liabilities .........................................       841.7        576.1

Minority interests in equity of consolidated subsidiaries .....         5.6          7.2

Stockholders' equity (deficit) (notes 2 and 9):

    Preferred stock ...........................................         -          193.9
    Common stock:
       Class A ................................................         0.1          0.1
       Class B ................................................         -            -
       Class C ................................................         -            -
    Additional paid-in capital ................................        51.1         16.4
    Accumulated deficit .......................................      (317.5)      (228.5)
    Cumulative foreign currency translation adjustment ........         -           (0.4)
    Treasury stock ............................................        (1.9)        (1.8)
                                                                     ------       ------
      Total stockholders' equity (deficit) ....................      (268.2)       (20.3)
                                                                     ------       ------
                                                                     $579.1        563.0
                                                                     ======       ======


*Restated

See accompanying notes to consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                              (Amounts in Millions)


                                                                               Years Ended December 31,
                                                                               ------------------------
                                                                        1998            1997*          1996*
                                                                        ----            -----          -----
Revenue:
    Admissions.....................................................  $  454.4            473.9         466.5
    Concession sales...............................................     188.5            189.6         185.1
    Other..........................................................      19.2             20.3          25.5
                                                                         ----           ------        ------
                                                                        662.1            683.8         677.1
                                                                        -----            -----         -----
Costs and expenses:
    Film rental and advertising expenses...........................     248.5            262.5         257.2
    Direct concession costs........................................      28.0             30.2          29.3
    Other operating expenses ......................................     259.8            257.6         257.6
    Sale and leaseback rentals (note 3)............................      14.5             12.8          11.0
    General and administrative (note 11)...........................      23.4             24.3          35.1
    Restructuring charge (note 10).................................       -                0.8           1.9
    Depreciation and amortization (note 5).........................      53.9             59.0          74.2
    Provisions for impairment (note 12)............................      36.3             35.0           9.5
                                                                         ----            -----        ------
                                                                        664.4            682.2         675.8
                                                                        -----            -----         -----
       Operating loss from continuing operations...................      (2.3)             1.6           1.3

Other income (expense):
    Interest, net (notes 2 and 7):
       Interest expense............................................     (54.5)           (42.6)        (42.7)
       Amortization of deferred loan costs.........................      (1.9)            (2.2)         (2.2)
       Interest income.............................................       0.8              0.5           0.3
                                                                        -----            -----         -----
                                                                        (55.6)           (44.3)        (44.6)
    Gain on disposition of assets, net (note 14)...................       1.0             28.0           2.7
    Share of losses of affiliates, net.............................      (0.3)            (1.6)         (0.5)
    Minority interests in earnings of consolidated subsidiaries....      (1.3)            (1.3)         (0.8)
    Other, net.....................................................      (1.7)            (2.5)         (1.4)
                                                                        ------           ------        ------
                                                                        (57.9)           (21.7)        (44.6)
                                                                        ------           ------        ------
    Loss from continuing operations before income tax
      expenses, discontinued operations and extraordinary item.....     (60.2)           (20.1)        (43.3)
Income tax expense (note 15).......................................      (0.6)            (1.5)         (1.0)
                                                                        ------           ------        ------
    Loss from continuing operations................................     (60.8)           (21.6)        (44.3)
Discontinued operations (note 13)..................................     (20.3)            (5.4)         (1.5)
                                                                        ------           ------        ------
    Loss before extraordinary item.................................     (81.1)           (27.0)        (45.8)
Extraordinary item - loss on early extinguishment of debt (note 2).      (7.9)              -             -
                                                                        ------           ------        ------
    Net loss.......................................................     (89.0)           (27.0)        (45.8)
Dividend on preferred stock (note 9)...............................      (9.0)           (23.8)        (20.9)
                                                                       -------           ------        ------
    Net loss available to common stockholder.......................  $  (98.0)           (50.8)        (66.7)
                                                                        ======           ======        ======


* Restated

  See accompanying notes to consolidated financial statements

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)
                              (Amounts in Millions)


                                                                                                                   Cumulative
                                                        Common      Common      Common   Additional              foreign currency
                                            Preferred    stock       stock       stock     paid-in   Accumulated   translation
                                              stock     Class A     Class B     Class C    capital     deficit      adjustment
                                            ---------   --------    -------     -------    -------     -------      ----------
Balance at January 1, 1996 ................  $ 149.2         0.1        -          -         61.1      (155.7)       (0.1)
  Accretion of dividends on preferred stock     20.9         -          -          -        (20.9)        -           -
  Foreign currency translation adjustment .      -           -          -          -          -           -          (0.4)
  Net loss ................................      -           -          -          -          -         (45.8)        -
                                              ------      ------     ------     ------     ------      ------      ------
Balance at December 31, 1996 ..............    170.1         0.1        -          -         40.2      (201.5)       (0.5)
  Accretion of dividends on preferred stock     23.8         -          -          -        (23.8)        -           -
  Foreign currency translation adjustment .      -           -          -          -          -           -           0.1
  Purchase of treasury stock ..............      -           -          -          -          -           -           -
  Net loss ................................      -           -          -          -          -         (27.0)        -
                                              ------      ------     ------     ------     ------      ------      ------
Balance at December 31, 1997 ..............    193.9         0.1        -          -         16.4      (228.5)       (0.4)
  Accretion of dividends on preferred stock      9.0         -          -          -         (9.0)        -           -
  Redemption of preferred stock ...........   (202.9)        -          -          -         43.7         -           -
  Foreign currency translation adjustment .      -           -          -          -          -           -           0.4
  Purchase of treasury stock ..............      -           -          -          -          -           -           -
  Net loss ................................      -           -          -          -          -         (89.0)        -
                                              ------      ------     ------     ------     ------      ------      ------
Balance at December 31, 1998 ..............  $   -           0.1        -          -         51.1      (317.5)        -
                                              ======      ======     ======     ======     ======      ======      ======


                                                             Total
                                              Treasury   stockholders'
                                               stock    equity (deficit)
                                               -----    ---------------
Balance at January 1, 1996 ................       -           54.6
  Accretion of dividends on preferred stock       -            -
  Foreign currency translation adjustment .       -           (0.4)
  Net loss ................................       -          (45.8)
                                               ------       ------
Balance at December 31, 1996 ..............       -            8.4
  Accretion of dividends on preferred stock       -            -
  Foreign currency translation adjustment .       -            0.1
  Purchase of treasury stock ..............      (1.8)        (1.8)
  Net loss ................................       -          (27.0)
                                               ------       ------
Balance at December 31, 1997 ..............      (1.8)       (20.3)
  Accretion of dividends on preferred stock       -            -
  Redemption of preferred stock ...........       -         (159.2)
  Foreign currency translation adjustment .       -            0.4
  Purchase of treasury stock ..............      (0.1)        (0.1)
  Net loss ................................       -          (89.0)
                                               ------       ------
Balance at December 31, 1998 .............   $   (1.9)      (268.2)
                                               ======       ======


See accompanying notes to consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flow
                              (Amounts in Millions)


                                                                                       Years Ended December 31,
                                                                                       ------------------------
                                                                                  1998         1997*        1996*
                                                                                 ------       ------       ------
Net cash provided by operating activities .................................      $ 43.7         51.0         30.8
                                                                                 ------       ------       ------
Cash flow from investing activities:
   Capital expenditures ...................................................      (116.9)       (67.4)       (67.1)
   Increase in receivable from sale and leaseback escrow ..................       (11.0)       (12.8)       (19.5)
   Proceeds from sale and leaseback transaction and escrow ................         2.7         23.2         22.9
   Proceeds from disposition of assets, net ...............................        16.0         70.0         23.5
   Change in investments and receivables from theatre joint ventures, net .         2.7        (18.3)       (14.3)
   Other, net .............................................................        (8.0)         0.7         (1.4)
                                                                                 ------       ------       ------
    Net cash used in investing activities .................................      (114.5)        (4.6)       (55.9)
                                                                                 ------       ------       ------
Cash flow from financing activities:
   Proceeds from issuance of senior subordinated notes ....................       265.6          -            -
   Debt borrowings ........................................................       630.6        150.9        129.8
   Debt repayments ........................................................      (549.5)      (191.5)      (132.7)
   Redemption of preferred stock ..........................................      (159.2)         -            -
   Repurchase of senior secured notes .....................................      (128.6)         -            -
   Increase (decrease) in cash overdraft ..................................        10.5         (2.8)         6.2
   Other, net .............................................................        (1.2)        (2.3)        (0.6)
                                                                                 ------       ------       ------
    Net cash provided by (used in) financing activities ...................        68.2        (45.7)         2.7
                                                                                 ------       ------       ------
    Net increase (decrease) in cash and cash equivalents ..................        (2.6)         0.7        (22.4)

Cash and cash equivalents:
   Beginning of period ....................................................        10.8         10.1         32.5
                                                                                 ------       ------       ------
   End of period ..........................................................      $  8.2         10.8         10.1
                                                                                 ======       ======       ======

Reconciliation of net loss to net cash provided by operating activities:
   Net loss ...............................................................      $(89.0)       (27.0)       (45.8)
   Non-cash expenses associated with discontinued operations ..............        16.6          2.7          0.7
   Extraordinary item .....................................................         7.9          -            -
   Effect of leases with escalating minimum annual rentals ................         4.0          3.7          3.1
   Depreciation and amortization ..........................................        53.9         59.0         74.2
   Provisions for impairment ..............................................        36.3         35.0          9.5
   Gain on disposition of assets, net .....................................        (1.0)       (28.0)        (2.7)
   Share of losses of affiliates, net .....................................         0.3          1.6          0.5
   Minority interests in earnings of consolidated subsidiaries ............         1.3          1.3          0.8
   Change in assets and liabilities:
     Receivables ..........................................................         5.1          2.4         (4.4)
     Prepaid expenses and concession inventory ............................         2.4         (3.0)         4.0
     Other assets .........................................................         0.4          1.9          1.3
     Accounts payable .....................................................         7.5          3.3         (8.4)
     Accrued and other liabilities ........................................        (2.0)        (1.9)        (2.0)
                                                                                 ------       ------       ------
     Net cash provided by operating activities ............................      $ 43.7         51.0         30.8
                                                                                 ======       ======       ======


*Restated

  See accompanying notes to consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

(1)      ORGANIZATION

         United Artists Theatre Company ("United Artists"), a Delaware corporation, was formed in February 1992 for the purpose of purchasing United Artists Theatre Circuit, Inc. ("UATC") from an affiliate of Tele-Communications, Inc. ("TCI"). United Artists is owned by an investment fund managed by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP"), certain institutional investors, and certain members of United Artists' management. On May 12, 1992, United Artists purchased all of the outstanding common stock of UATC from an affiliate of TCI (the "Acquisition").

         UATC, a Maryland corporation, was initially founded in 1926 by shareholders including Mary Pickford, Douglas Fairbanks, Sam Goldwyn and Joe Schenck. From its founding through its first 40 years, UATC developed its theatre operations. In the early 1960s, UATC, through a separate subsidiary, invested in the cable television business. In 1986, an affiliate of TCI acquired a controlling interest in UATC's then parent company, United Artists Communications, Inc. ("UACI") which owned both the theatre and cable business. UACI subsequently changed its name in 1989 to United Artists Entertainment Company ("UAE") in conjunction with the acquisition of United Cable Television Corporation. In December 1991, TCI's affiliate acquired the remaining outstanding shares of UAE.

         In addition to its ownership of UATC, United Artists owns all of the outstanding capital stock of United Artists Realty Company ("UAR"), a Delaware corporation. UAR and its subsidiary United Artists Properties I Corp. ("Prop I") are the owners and lessors of certain operating theatre properties leased to and operated by UATC.

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

         The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to repay the outstanding borrowings under UATC's existing bank credit facility (the "Bank Credit Facility") (approximately $272.5 million), and to fund the redemption of United Artists' preferred stock (approximately $159.2 million) and the redemption of UATC's $125.0 million senior secured notes (the "Senior Secured Notes") at 102.875% of par value plus accrued, but unpaid interest of $0.8 million.

         Included in the New Bank Credit Facility was a delayed draw term loan that was used to facilitate the repayment of certain Prop I mortgage notes upon their maturity. On November 1, 1998, approximately $45.7 million of this delayed draw facility was used to repay and retire these Prop I mortgage notes. (See Note 7, Debt.)

         As a result of the repayment of the Bank Credit Facility and redemption of the Senior Secured Notes, United Artists recognized an extraordinary loss on the early extinguishment of debt during 1998 of approximately $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)      SALE AND LEASEBACK TRANSACTIONS

         In December 1995, UATC and UAR entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the buildings and land underlying 27 of their operating theatres and four theatres under development were sold to and leased back from the 1995-A United Artists Pass Through Trust (the "Pass Through Trust"), an unaffiliated third party. United Artists realized a net gain of approximately
         $12.1 million as a result of the 1995 Sale and Leaseback. For financial statement purposes this gain has been deferred and will be recognized over the term of the lease as a reduction of rent expense. The 1995 Sale and Leaseback requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. The lease of the properties by UATC required UATC to enter into a participation agreement that requires UATC to comply with certain covenants including limitations on indebtedness and restrictions on payments.

         In November 1996, UATC entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to and leased back from an unaffiliated third party. The lease has a term of 20 years and nine months with options to extend for an additional 10 years.

         In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres under development were sold to and leased back from an unaffiliated third party for approximately $18.1 million. At December 31, 1998, approximately $9.1 million of the sales proceeds were deposited into an escrow account and are to be paid under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres. The lease has a term of 22 years with options to extend for an additional 10 years.

(4)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      PRINCIPLES OF CONSOLIDATION
                  The consolidated financial statements include the accounts of United Artists and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (b)      NATURE OF OPERATIONS
                  United Artists is principally engaged in the operation of motion picture theatres.

         (c)      CASH AND CASH EQUIVALENTS
                  United Artists considers investments with initial maturities of three months or less to be cash equivalents.

         (d)      INVESTMENTS
                  Investments in which United Artists' ownership is 20% to 50% are accounted for using the equity method. Under this method, the investment, originally recorded at cost, is adjusted to recognize dividends received and United Artists' share of net earnings or losses of the investee as they occur. Investments in which United Artists' ownership is less than 20% are accounted for using the cost method. Under this method, the investments are recorded at cost and any dividends received are recorded as income.

         (e)      PROPERTY AND EQUIPMENT
                  Property and equipment are stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including applicable direct overhead, are capitalized.

                  During the year ended December 31, 1998, United Artists capitalized $1.5 million of interest related to its various construction projects. Repairs and maintenance are charged to operations.

                  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Leasehold improvements are amortized over the terms of the leases, including certain renewal periods or, in the case of certain improvements, the estimated useful lives of the assets, if shorter. Costs associated with new theatre construction are depreciated once such theatres are placed in service.

         (f)      INTANGIBLE ASSETS
                  Intangible assets consist of theatre lease acquisition costs and non-compete agreements. Amortization of theatre lease acquisition costs and non-compete agreements is calculated on a straight-line basis over the terms of the underlying leases including certain renewal periods (weighted average life of approximately 17 years) and non-compete agreements (primarily 5 years). Intangible assets and related accumulated amortization are summarized as follows (amounts in millions):


                                                                                            December 31,
                                                                                       --------------------
                                                                                       1998            1997
                                                                                       ----            ----
                  Theatre lease acquisition costs.............................       $ 145.5           156.9
                  Non-compete agreements......................................           -               3.0
                                                                                       ------         ------
                                                                                       145.5           159.9
                  Accumulated amortization....................................         (64.2)          (58.4)
                                                                                       ------         ------
                                                                                     $  81.3           101.5
                                                                                       ======         ======


         (g)      OTHER ASSETS
                  Other assets primarily consist of deferred loan costs, long term receivables and other assets. Amortization of the deferred loan costs is calculated on a straight-line basis over the terms of the underlying loan agreements (average life of approximately seven years) and is included as a component of interest expense. Other assets and related accumulated amortization are summarized as follows (amounts in millions):


                                                                                            December 31,
                                                                                      --------------------
                                                                                      1998            1997
                                                                                      ----            ----
                  Deferred loan costs...........................................   $   16.4            16.1
                  Long term receivables.........................................        6.1             0.5
                  Other.........................................................        0.4             1.2
                                                                                      -----           -----
                                                                                       22.9            17.8
                  Accumulated amortization......................................       (1.2)          (10.9)
                                                                                      -----           -----
                                                                                   $   21.7             6.9
                                                                                      =====           =====


         (h)      OPERATING COSTS AND EXPENSES
                  Film rental and advertising expenses include film rental and co-op and directory advertising costs. Film advertising costs are expensed as incurred. Direct concession costs include direct concession product costs and concession promotional expenses. Concession promotional expenses are expensed as incurred. Other operating expenses include joint facility costs such as employee costs, theatre rental and utilities, which are common to both ticket sales and concession operations. As such, other operating expenses are reported as a combined amount as the allocation of such costs to exhibition and concession activities would be arbitrary and not meaningful. Rental expense for operating leases which provide for escalating minimum annual rentals during the term of the lease are accounted for on a straight-line basis over the terms of the underlying leases.

         (i)      ESTIMATES
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (j)      RECLASSIFICATION
                  Certain prior year amounts have been reclassified for comparability with the 1998 presentation.

(5)      CHANGE IN ESTIMATED USEFUL LIVES

         During 1998, United Artists revised the estimated useful lives of certain equipment and leasehold improvements to more closely reflect the actual lives of these assets. The effect of this change in estimated useful lives was to decrease depreciation and amortization expense for the year ended December 31, 1998 by approximately $2.9 million.

(6)      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash payments for interest for the years ended December 31, 1998, 1997 and 1996, were $53.4 million, $42.8 million, and $44.6 million, respectively.

         Cash payments by certain less than 80% owned entities for income taxes for the years ended December 31, 1998, 1997 and 1996, were $1.8 million, $1.4 million, and $1.4 million, respectively.

         United Artists accrued $9.0 million, $23.8 million and $20.9 million of dividends during the years ended December 31, 1998, 1997 and 1996, respectively, on its preferred stock (see note 9).

         During 1998, 1997 and 1996, United Artists incurred $0.7 million, $1.1 million and $1.4 million, respectively, of capital lease obligations relating to new equipment.

(7)      DEBT

         Debt is summarized as follows (amount in millions):


                                         December 31, 1998      December 31, 1997
                                         -----------------      -----------------
          New Bank Credit Facility (a) .      $365.3                   -
          Senior Subordinated  Notes (b)       275.0                   -
          Senior Secured Notes (c) .....         -                   125.0
          Bank Credit Facility (c) .....         -                   226.5
          UAR Promissory Notes (d) .....         2.4                  10.7
          Other (e) ....................        11.2                   5.6
          Prop I Mortgage Notes (f) ....         -                    46.2
                                              ------                ------
                                               653.9                 414.0
          Less current portion .........        (8.5)                (81.7)
                                              ------                ------
                                              $645.4                 332.3
                                              ======                ======


          (a) The New Bank Credit Facility provides for delayed draw term loans aggregating $350.0 million (the "Term Loans") and a reducing revolving loan and standby letters of credit aggregating $100.0 million (the "Revolving Facility"). The Term Loans consist of the following: (i) a $70.0 million delayed draw term loan (the "Tranche A Term Loan"); (ii) a $118.0 million delayed draw term loan (the "Tranche B Term Loan"); and (iii) a $162.0 million delayed draw term loan (the "Tranche C Term Loan"). All of the term loans were fully funded at December 31, 1998.

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

                  The New Bank Credit Facility is guaranteed, on a joint and several basis, by certain of United Artists' subsidiaries, those being UATC, UAR and Prop I. The New Bank Credit Facility is secured by, among other things, the capital stock of UATC, UAR, Prop I and certain other subsidiaries of United Artists and by an intercompany note from UATC to United Artists established with respect to borrowings by UATC from United Artists.

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

                  The Fixed Rate Subordinated Notes may be redeemed at the option of United Artists, in whole, or in part, any time on or after April 15, 2003. The Floating Rate Subordinated Notes may be redeemed at any time at the option of United Artists, in whole or in part, any time on or after April 15, 1999. Upon a change of control (as defined in the respective indentures (the "Indentures") under which the Senior Subordinated Notes were issued), the holders of the Senior Subordinated Notes have the right to require United Artists to purchase all or any portion of such holders Senior Subordinated Notes at a purchase price equal to 101% of the principal amount thereof together with accrued and unpaid interest, if any, to the date of purchase.

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

          (d) In connection with the acquisitions of certain theatres prior to the Acquisition, UAR issued non-interest bearing promissory notes to the sellers. Principal on the promissory notes is due quarterly through October 1999. For financial statement purposes, the promissory notes were discounted at UAR's effective borrowing rate on the date the promissory notes were executed. The undiscounted amount payable under the promissory notes at December 31, 1998, was approximately $2.4 million.

          (e) Other debt at December 31, 1998 consists of various term loans, mortgage notes, capital leases, seller notes and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

          (f) As discussed in Note (2), Recapitalization, additional commitments under the New Bank Credit Facility were designated for the retirement of the Prop I mortgage notes that matured on November 1, 1998. On November 1, 1998, approximately $45.7 million of borrowings under the New Bank Credit Facility were used to retire the Prop I mortgage notes and $12.5 million of letters of credit were cancelled.

          At December 31, 1998, United Artists was party to interest rate collar agreements on $225.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6% and 7 1/2% and LIBOR interest rate floors ranging between 5 1/4% and 5 1/2% that expire at various dates through August 2001. United Artists is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As United Artists has historically received payments relating to its various interest hedge agreements, it does not anticipate such non-performance in the future. Amounts paid to the counterparties to the interest collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

          At December 31, 1998, United Artists had approximately $83.0 million of Revolving Facility commitments, $4.1 million of which has been used for the issuance of letters of credit. United Artists pays commitment fees of 1/2% per annum on the average unused commitments.

         The primary source of principal and interest payments related to the New Bank Credit Facility and the Senior Subordinated Notes will come from payments by UATC to United Artists. The amount of payments by UATC to United Artists may be limited from time to time by covenants included in the participation agreement relating to the 1995 Sale and Leaseback. See Note (3), Sale and Leaseback Transactions.

         Annual maturities of debt for each of the next five years and thereafter are summarized as follows (amounts in millions):

                 1999..............................................   $    8.8
                 2000..............................................        6.4
                 2001..............................................        6.8
                 2002..............................................       16.2
                 2003..............................................       24.2
                 Thereafter........................................      591.5
                                                                       -------
                                                                      $  653.9
                                                                       =======

(8)      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         CASH AND CASH EQUIVALENTS
         The carrying amount of cash and cash equivalents approximates fair value because of its short maturity.

         FINANCIAL INSTRUMENTS
         The carrying amount and estimated fair value of United Artists' financial instruments at December 31, 1998 are summarized as follows (amounts in millions):

                                                                    Carrying      Estimated
                                                                     Amount      Fair Value
                                                                     -------     -----------
         New Bank Credit Facility and Other Debt................... $  378.9         378.9
                                                                       =====        ======
         Senior Subordinated Notes................................. $  275.0         266.0
                                                                       =====        ======
         Interest Rate Collar Agreements........................... $      -          (3.1)
                                                                       =====        ======

         New Bank Credit Facility and Other Debt: The carrying amount of United Artists' borrowings under the New Bank Credit Facility and other debt approximates fair value because the interest rates on the majority of this debt floats with market interest rates.

         Senior Subordinated Notes: The fair value of United Artists' Senior Subordinated Notes is estimated based upon quoted market prices at December 31, 1998.

         Interest Rate Collar Agreements: The fair value of United Artists' interest rate collar agreements is estimated based upon dealer quotes for similar agreements at December 31, 1998.

(9)      STOCKHOLDERS' EQUITY

         PREFERRED STOCK
         As part of the recapitalization discussed in Note (2), Recapitalization, proceeds from the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to fund the redemption of United Artists' preferred stock on May 1, 1998. At the redemption date, the actual redemption value of the preferred stock was approximately $159.2 million. The carrying amount of the preferred stock at the redemption date was approximately $43.7 million more than the redemption value as dividends had been accrued at a 14% per annum rate for all periods since issuance in 1992 rather than the stated rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter. This difference has been shown as an increase in additional paid-in capital in the accompanying financial statements. United Artists is authorized to issue 5,000,000 shares of preferred stock.

         COMMON STOCK
         At December 31, 1998, United Artists had outstanding 11,551,383 shares of Class A common stock, $0.01 par value per share, 36,225 shares of Class B common stock, $0.01 par value per share and has granted 10,542 shares of Class C common stock, $0.01 par value to certain members of management, all of which are vested. The Class A and Class B shares are identical except that the Class B shares do not have any voting rights. The Class C shares vest over a four-year period and are identical to the Class B common stock except for a $9.50 per share liquidation preference in favor of the holders of the Class A and Class B common stock.

         United Artists is authorized to issue 23,200,000 shares of Class A common stock, 1,818,000 shares of Class B common stock and 57,000 shares of Class C common stock.

         STOCK OPTIONS
         In connection with the Acquisition, the United Artists Management Stock Plan was established. The United Artists Management Stock Plan established three types of options, those being: the Incentive Options (the "Incentive Plan"), Performance Options (the "Performance Plan"), and Premium Options (the "Premium Plan" and collectively, the "Option Plans"). The options covered under the Incentive Plan vest in equal amounts each year through the fifth anniversary of the date of grant, while options covered under the Performance and Premium Plans vest based on certain calculations of United Artists' value or the investment returns received by the Class A common stockholders. Each option granted under either the Incentive or Performance Plans may be exercised for one Class B share at an exercise price equal to the estimated market value of the Class B share at the date of grant provided that such options have been vested under the terms of the respective plan. Each option granted under the Premium Plan may be exercised for one Class B share at an exercise price, which increases from $30 to $233, provided that such options have vested under the terms of the Premium Plan. All options granted expire 10 years after the date of grant.

         United Artists applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Option Plans. No compensation cost has been recognized by United Artists for any of the Option Plans. United Artists' compensation expense would not have been materially different had United Artists recorded compensation expense for its Option Plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," and accordingly, the pro forma net loss disclosure as if SFAS No. 123 had been applied are not presented.

         A summary of United Artists' Incentive Plan as of December 31, 1998, 1997 and 1996, and changes during those years is presented below:


                                                    1998                       1997                       1996
                                           -----------------------   ------------------------   ------------------------
                                                      Weighted Avg.             Weighted Avg.               Weighted Avg.
                                                        Exercise                  Exercise                    Exercise
                                            Shares       Price        Shares        Price        Shares        Price
                                            ------       -----        ------        -----        ------        -----
          Outstanding at January 1         130,833       $10.12       544,320       $10.06       594,720       $10.05
            Granted                            -            -             -            -           6,600       $10.79
            Exercised                          -            -             -            -             -            -
            Forfeited                      (27,700)      $10.00      (413,487)      $10.04       (57,000)      $10.00
                                           -------                   --------                    -------
          Outstanding at December 31       103,133       $10.10       130,833       $10.12       544,320       $10.06
                                           =======                   ========                    =======


         The following table summarizes information about the Incentive Plan at December 31, 1998:


                                                Options Outstanding                 Options Exercisable
                                        -------------------------------------       -------------------
                                                               Weighted Avg.
                                          Number                 Remaining                 Number
               Exercise Price           Outstanding          Contractual Life            Exercisable
               --------------           -----------          ----------------            -----------
                   $10.00                   90,133                  3.5                     90,133
                   $10.79                   13,000                  5.9                     13,000
                                           -------                                         -------
                                           103,133                  3.8                    103,133
                                           =======                                         =======


         A summary of United Artists' Performance Plan as of December 31, 1998, 1997 and 1996, and changes during those years is presented below:


                                                    1998                       1997                       1996
                                           -----------------------   ------------------------   ------------------------
                                                      Weighted Avg.             Weighted Avg.               Weighted Avg.
                                                        Exercise                  Exercise                    Exercise
                                            Shares       Price        Shares        Price        Shares        Price
                                            ------       -----        ------        -----        ------        -----
         Outstanding at January 1           311,875      $11.31       528,975      $10.05        573,450       $10.04
           Granted                          276,625      $22.50       197,250      $12.00          5,900       $10.79
           Exercised                           -            -            -            -             -             -
           Forfeited                        (31,475)        -        (414,350)     $10.04       (50,375)       $10.00
                                           --------                 ---------                   --------
         Outstanding at December 31         557,025      $16.64       311,875      $11.31        528,975       $10.05
                                           ========                 =========                   ========


The following table summarizes information about the Performance Plan at December 31, 1998:


                                                Options Outstanding                 Options Exercisable
                                        -------------------------------------       -------------------
                                                               Weighted Avg.
                                          Number                 Remaining                 Number
               Exercise Price           Outstanding          Contractual Life            Exercisable
               --------------           -----------          ----------------            -----------
                   $10.00                   79,275                  3.5                          0
                   $10.79                   11,125                  5.8                          0
                   $12.00                  190,000                  8.3                    118,751
                   $22.50                  276,625                  9.0                    138,313
                                           -------                                         -------
                                           557,025                  7.8                    257,064
                                           =======                                         =======


         A summary of United Artists Premium Plan as of December 31, 1998, 1997 and 1996, and changes during those years is presented below:


                                                    1998                       1997                       1996
                                           -----------------------   ------------------------   ------------------------
                                                      Weighted Avg.             Weighted Avg.               Weighted Avg.
                                                        Exercise                  Exercise                    Exercise
                                            Shares       Price        Shares        Price        Shares        Price
                                            ------       -----        ------        -----        ------        -----
          Outstanding at January 1          56,431       $90.50       265,403       $66.00       287,791       $48.25
            Granted                            -            -             -            -           2,800       $48.25
            Exercised                          -            -             -            -             -            -
            Forfeited                      (11,612)      $90.50      (208,972)      $66.00       (25,188)      $48.25
                                           -------                   --------                    -------
          Outstanding at December 31        44,819       $90.50        56,431       $66.00       265,403       $48.25
                                           =======                   ========                    =======
          Options Exercisable at
              December 31                        0                          0                          0
                                           =======                   ========                    =======


         As of December 31, 1998, the 44,819 Premium Plan options had an exercise price of $90.50 and a weighted average remaining contractual life of 3.8 years.

(10)     RESTRUCTURING CHARGE

         At the end of 1996, United Artists initiated a corporate restructuring plan intended to provide a higher level of focus on United Artists' domestic theatrical business at a lower annual cost. This corporate restructuring was substantially completed in January 1997. In conjunction with this corporate restructuring plan, United Artists recorded $0.8 million and $1.9 million of restructuring charges in 1997 and 1996, respectively, for severance and other related expenses.

(11)     EMPLOYEE BENEFIT PLANS

         The UATC 401(k) Savings Plan (the "Savings Plan") provides that employees may contribute up to 10% of their compensation, subject to IRS limitations, to the Savings Plan. Employee contributions are invested in various investment funds based upon elections made by the employee. Depending on the amount of each employee's level of contribution, the Savings Plan currently matches up to 4.0% of their compensation.

         Effective January 1, 1993, UATC established the United Artists Supplemental 401(k) Savings Plan (the "Supplemental Plan") for certain employees who are highly compensated as defined by the IRS and whose elective contributions to the Savings Plan exceed the IRS limitations. Effective January 1, 1997, United Artists suspended the Supplemental Plan.

         Contributions to the various employee benefit plans for the years ended December 31, 1998, 1997 and 1996 were $0.6 million, $0.6 million, and $2.3 million, respectively.

(12)     PROVISIONS FOR IMPAIRMENT

         United Artists accounts for its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." For the years ended December 31, 1998, 1997 and 1996, United Artists recorded non-cash charges for the impairment of its long-lived assets of $36.3 million, $35.0 million and $9.5 million, respectively. These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the discounted cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).

(13)     DISCONTINUED OPERATIONS

         During 1998, United Artists established a plan to dispose of its entertainment center business operations. Current and prior period results for the entertainment center business operations have been classified separately in the accompanying statements of operations as discontinued operations.

         Net assets of the discontinued operations were $3.4 million and $14.6 million at December 31, 1998 and 1997, respectively. Liabilities related to the discontinued operations were $4.9 million at December 31, 1998. The net loss from discontinued operations was $14.2 million, $5.4 million, and $1.5 million for the years ended December 31, 1998, 1997, and 1996, respectively. The anticipated loss from disposition was $6.1 million during 1998 which represents future losses. Revenue generated by the discontinued operations was $1.0 million, $2.4 million and $1.9 million, for the years ended December 31, 1998, 1997 and 1996, respectively. Included in the net loss from discontinued operations was interest expense of $1.1 million, $1.3 million and $0.7 million for the years ended December 31, 1998, 1997, and 1996, respectively. Interest expense was allocated to the discontinued operations based upon the average fixed asset balance and United Artists' average borrowing rate. The net loss from discounted operations included non-cash provisions for asset impairments of $10.7 million and $1.0 million for the years ended December 31, 1998 and 1997, respectively.

(14)      GAIN ON DISPOSITION OF ASSETS

         In 1998, United Artists sold the majority of its remaining international theatrical exhibition assets for $3.0 million of cash, $0.5 million of stock of the acquiring company and a $3.0 million note. In addition, United Artists sold certain other operating theatres and non-operating real estate for which net cash proceeds of $16.0 million were received. During April 1997, United Artists sold its 50% interest in Hong Kong theatre company to its partner for approximately $17.5 million and, during September 1997, UATC sold its theatre investments in Mexico and the majority of its theatre assets in Argentina for approximately $25.0 million. During the year ended December 31, 1997, United Artists sold various other non-strategic or underperforming theatres for net cash proceeds of approximately $27.5 million. During the year ended December 31, 1996, United Artists sold certain theatres and other assets for which cash proceeds of $23.5 million were received.

(15)     INCOME TAXES

         Consolidated subsidiaries in which United Artists' owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are determined as if they were separate tax paying entities within the consolidated group. For the years ended December 31, 1998, 1997 and 1996 United Artists and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

         On February 10, 1998, United Artists filed a private letter ruling with the Internal Revenue Service (the "IRS") requesting an extension of time to file a Section 197 election. This election allows for the amortization of various intangible assets over 15 years. On June 8, 1998, the IRS granted United Artists' request and, on August 6, 1998, United Artists filed a Section 197 election along with its amended 1993 income tax return. As United Artists had previously been amortizing certain intangible assets acquired as part of the Acquisition over a five year period, the effect of the Section 197 election was to reduce United Artists' net operating loss carryforward and to increase the basis of certain intangible assets, which will be amortized, and provide for future tax deductions. The Section 197 election also enabled United Artists to conclude the IRS audit for the years ending December 31, 1992, 1993 and 1994. As a result of the audit the net operating loss was reduced further by various items which were reclassified as Section 197 audits. These items will be amortized and will provide United Artists with additional future deductions. As United Artists had fully reserved the deferred tax asset associated with its net operating loss carryforward, there is no financial statement impact associated with the reduction in its net operating loss carryforward.

         The current state income tax expense of United Artists and federal income tax expense of United Artists' less than 80%-owned consolidated subsidiaries and deferred state and federal income tax expense are as follows (amounts in millions):


                                                                 Years Ended December 31,
                                                             ------------------------------
                                                              1998        1997        1996
                                                             ------      ------      ------
         Current income taxes:
           State expense...................................  $ 0.2         0.2        0.1
           Federal expense.................................    0.4         1.3        1.0
                                                              -----        ---        ---
                                                               0.6         1.5        1.1
         Deferred income taxes:
           State expense...................................     -           -          -
           Federal expense.................................     -           -          -
                                                              -----        ---       ----
                                                             $ 0.6         1.5        1.1
                                                              -----        ---       ----
                                                              -----        ---       ----


         Income tax expense differed from the amount computed by applying the U.S. federal income tax rate (35% for all periods) to loss before income tax expense as a result of the following (amounts in millions):


                                                                 Years Ended December 31,
                                                             ------------------------------
                                                              1998        1997        1996
                                                             ------      ------      ------
         Expected tax benefit.............................. $ (30.9)      (8.9)     (15.7)
         Change in valuation allowance.....................    35.0       11.1       16.1
         Adjustment of net operating loss carryforward ....   (30.0)       0.1        2.9
         Increase in basis of assets.......................    29.3        -          -
         Other.............................................    (2.8)      (0.8)      (2.2)
                                                            -------      ------      -----
                                                            $  0.6         1.5        1.1
                                                            -------      ------      -----
                                                            -------      ------      -----

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows (amounts in millions):


                                                                                     1998         1997
                                                                                     ----         ----
         Deferred tax assets:
           Net operating loss carryforwards.....................................    $ 69.7         75.1
           Intangible and other assets..........................................      32.2          3.7
           Accrued liabilities..................................................       6.4          3.6
          Deferred gain on sale and leaseback...................................       2.6          3.5
          Property and equipment................................................       1.8            -
          Deferred revenue......................................................       4.5            -
          Other.................................................................       1.1          1.2
                                                                                    -------       ------
                                                                                     118.3         87.1
           Less:  valuation allowance...........................................    (115.5)       (80.5)
                                                                                    -------       ------
             Net deferred tax assets............................................       2.8          6.6
                                                                                    -------       ------
         Deferred tax liabilities:
           Property and equipment...............................................       -             3.5
           Deferred intercompany gains..........................................       1.6           1.6
           Other................................................................       1.2           1.5
                                                                                    -------       ------
             Net deferred tax liabilities.......................................       2.8           6.6
                                                                                    -------       ------
         Net....................................................................    $  -             -
                                                                                    -------       ------
                                                                                    -------       ------

         At December 31, 1998, United Artists had a net operating loss carryforward for federal income tax purposes of approximately $183.0 million.

         United Artists' income tax returns for the years ended December 31, 1995, 1996 and 1997 are currently being audited by the IRS. The outcome of this audit may reduce the amount of United Artists' net operating loss carryforward and/or change the basis (and thus future tax depreciation) related to certain assets. United Artists believes that the result of the audit will not have a material adverse effect on its financial condition or results of operation.

(16)     SEGMENT INFORMATION

         United Artists' operations are classified into two business segments; theatre operations and the Satellite Theatre Network-TM-. The Satellite Theatre Network-TM- rents theatre auditoriums for seminars, corporate training, business meetings and other educational or communication uses, product and consumer research and other entertainment uses. Theatre auditoriums are rented individually or on a networked basis.

(16) The following table presents certain information relating to the theatre operations and Satellite Theatre Network-TM- segments for each of the last three years (amounts in millions):


                                                                 THEATRE              SATELLITE
                                                                OPERATIONS          THEATRE NETWORK         TOTAL
                                                                ----------          ---------------         -----
                                1998

         Revenue............................................      $ 656.6                  5.5              662.1
         Operating income (loss)............................         (2.7)                 0.4               (2.3)
         Depreciation and amortization......................         53.8                  0.1               53.9
         Assets.............................................        575.2                  3.9              579.1
         Capital expenditures...............................        116.9                  -                116.9

                                1997

         Revenue............................................        677.6                  6.2              683.8
         Operating income (loss)............................          1.0                  0.6                1.6
         Depreciation and amortization......................         58.9                  0.1               59.0
         Assets.............................................        559.1                  3.9              563.0
         Capital expenditures...............................         67.4                  -                 67.4

                                1996

         Revenue............................................        671.1                  6.0              677.1
         Operating income (loss)............................          2.4                 (1.1)               1.3
         Depreciation and amortization......................         74.2                  -                 74.2
         Assets.............................................        608.8                  3.9              612.7
         Capital expenditures...............................         67.1                  -                 67.1



(17)     COMPREHENSIVE INCOME

         Separate statements of comprehensive income have not been presented in these financial statements as the only reconciling item between net loss as reflected in the statements of operations and comprehensive income would be the change in United Artists' cumulative foreign currency translation adjustment. For the years ended December 31, 1998, 1997 and 1996, the change in the cumulative foreign currency translation adjustment was $0.4 million, $0.1 million, and $0.4 million, respectively.

(18)     COMMITMENTS AND CONTINGENCIES

         United Artists conducts a significant portion of its theatre and corporate operations in leased premises. These leases have noncancelable terms expiring at various dates after December 31, 1998. Many leases have renewal options. Most of the leases provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases.

         Rent expense for theatre and corporate operations is summarized as follows (amounts in millions):


                                                                  Years Ended December 31,
                                                              --------------------------------
                                                               1998           1997*       1996*
                                                              ------          ----        ----
         Minimum rental.....................................  $ 79.5          75.4        71.7
         Contingent rental..................................     3.0           3.7         3.4
         Effect of leases with escalating
           minimum annual rentals...........................     4.0           3.7         3.1
         Rent tax...........................................     0.6           0.5         0.6
                                                                ----          ----        ----
                                                              $ 87.1          83.3        78.8
                                                                ----          ----        ----
                                                                ----          ----        ----

         *Restated

         Approximately $14.5 milllion, $12.8 million and $11.0 million of the minimum rentals reflected in the preceding table for the years ended December 31, 1998, 1997 and 1996, respectively, were incurred pursuant to the sale and leaseback transactions (see note 3).

         Future minimum lease payments under noncancelable operating leases for each of the next five years and thereafter are summarized as follows (amounts in millions):


         1999....................................................... $88.6
         2000.......................................................  85.8
         2001.......................................................  84.0
         2002.......................................................  81.5
         2003.......................................................  79.7
         Thereafter................................................. 580.7


         Included in the future minimum lease payments table above are lease payments relating to theatres which United Artists intends to sell or close. To the extent United Artists is successful in disposing of these theatres, the future minimum lease payments will be decreased.

         It is expected that in the normal course of business, desirable leases that expire will be renewed or replaced by other leases.

         At December 31, 1998, United Artists had entered into theatre construction and equipment commitments aggregating approximately $39.0 million for five new theatres (68 screens) and for renovations and stadium seating to three existing theatres (36 screens) which United Artists intends to open or renovate during 1999. Such amount relates only to projects in which United Artists has executed a definitive lease agreement and all significant lease contingencies have been satisfied.

         United Artists is involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes and miscellaneous other matters. In addition, there are other various claims against United Artists relating to certain of the leases held by United Artists. Although it is not possible to predict the outcome of these proceedings, United Artists believes that such legal proceedings will not have a material adverse effect on United Artists' financial position, liquidity or results of operations.

         The Americans with Disabilities Act of 1990 (the "ADA") and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. United Artists has established a program to review and evaluate United Artists' theatres and to make any changes that may be required by the ADA. In 1995, United Artists settled the lawsuit styled CONNIE ARNOLD ET AL. VS. UATC, filed in 1991. This lawsuit involved allegations that certain of United Artists' theatres lacked accessibility to persons with mobility disabilities in violation of the ADA. In the settlement agreement, UATC, the plaintiffs and the Department of Justice established standards of modifications that must be made to United Artists theatres throughout the United States to make them more accessible to persons with disabilities. United Artists believes that the cost of complying with the ADA and the settlement agreement in the CONNIE ARNOLD case will not have a material adverse effect on United Artists' financial position, liquidity or results of operations.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding members of United Artists' Board of Directors as of March 19, 1999 is set forth below. Directors will serve until the next annual meeting and until his successor is duly elected and qualified.


Name                      Age        Business Experience During Past Five Years           Other Public Directorships
----                      ---        ------------------------------------------           --------------------------
Kurt C. Hall..............39         President and Chief Executive Officer since March    Mr. Hall is a director of Showscan
                                     6, 1998. Chief Operating Officer from                Entertainment, Inc.
                                     February 24, 1997 and Executive Vice President
                                     and Director since May 12, 1992. Mr. Hall was
                                     Chief Financial Officer from May 12, 1992 to
                                     March 5, 1998.

John W. Boyle.............70         Named Chairman of the Board on March 6, 1998.        Mr. Boyle is a director of
                                     Director since March 5, 1997.  Mr. Boyle was Chief   Supermarkets General Holdings Corp.
                                     Financial Officer of Eckerd Corporation
                                     from 1983 to 1995 and Vice Chairman from
                                     1992 to 1995.

James J. Burke, Jr........47         Director since May 12, 1992.  Director of Merrill    Mr. Burke is a director of AnnTaylor
                                     Lynch Capital Partners, Inc. ("MLCP"), since 1985    Stores Corporation, Borg-Warner
                                     and Partner and Director of Stonington Partners,     Security Corporation, Education
                                     Inc. ("SP"), since July 1993 and Partner and         Management Corporation, Pathmark
                                     Director of Stonington Partners, Inc. II ("SPII")    Stores, Inc. and Supermarkets General
                                     since 1994. Prior to July 1994, Mr. Burke was        Holdings Corp.
                                     President and Chief Executive Officer of
                                     MLCP from 1987 to 1994, a Managing Director
                                     of the Investment Banking Division of
                                     Merrill Lynch & Co. ("ML&Co.") from 1985 to
                                     1994 and a First Vice President of Merrill
                                     Lynch Pierce Fenner and Smith, Inc. from
                                     1988 to 1994.

Albert J. Fitzgibbons, III..53       Director since May 12, 1992.  Director of MLCP       Mr. Fitzgibbons is a director of
                                     since 1988 and a Partner and a Director of SP        Borg-Warner Security Corporation,
                                     since July 1993 and a Partner and a Director of      Dictaphone Corporation and Merisel,
                                     SPII since 1994.  Prior to July 1994, Mr.            Inc.
                                     Fitzgibbons was a Partner of MLCP from 1993 to
                                     1994 and an Executive Vice President of MLCP from
                                     1988 to 1993.  Mr. Fitzgibbons was also a Managing
                                     Director of the Investment Banking Division of
                                     ML&Co. from 1978 to July 1994.

Robert F. End...............43       Director since February 17, 1993.  Director of       Mr. End is a director of Goss Graphic
                                     MLCP since 1993 and a Partner and a Director of SP   Systems, Inc. and Packard BioScience
                                     since July 1993 and a Partner and a Director of      Company.
                                     SPII since 1994.  Prior to July 1994, Mr. End was
                                     a Partner of MLCP from 1993 to 1994 and a Vice
                                     President of MLCP from 1989 to 1993.  Mr. End was
                                     also a Managing Director of the Investment Banking
                                     Division of ML&Co. from 1993 to July 1994.

Scott M. Shaw...............36       Director since February 17, 1993. Partner and        Mr. Shaw is a director of Dictaphone
                                     Director of SP since February 1999. Prior to         Corporation and Goss Graphic Systems,
                                     becoming a Partner and Director, Mr. Shaw was a      Inc.
                                     Principal of SP since July 1993.  Mr. Shaw has
                                     also been a Partner and Director of SPII since
                                     February 1999. Prior to July 1994, Mr. Shaw was a
                                     Vice President of MLCP from January 1994, an
                                     Associate of MLCP from 1991 to 1994 and an Analyst
                                     of MLCP from 1986 to 1989. Mr. Shaw was also a Vice
                                     President of the Investment Banking Division of
                                     ML&Co. from January to July 1994 and an Associate
                                     of the Investment Banking Division of ML&Co. from
                                     1991 to 1994 and an Analyst of the Investment Banking
                                     Division of ML&Co. from 1986 to 1989.


Information regarding executive officers of United Artists who are not directors of United Artists as of March 19, 1999 is set forth below. Executive officers will hold office for such term as may be prescribed by the Board of Directors and until such person's successor is chosen and qualified or until such person's death, resignation, or removal.


Name                   Age         Business Experience During Past Five Years
----                   ---         ------------------------------------------
Neal Pinsker............43         Executive Vice President.  Mr. Pinsker was promoted to Executive Vice President of
                                   United Artists in charge of theatre operations in January 1999.  Mr. Pinsker was most recently Vice President of the western region operations, and has previously directed the east and central regional operating offices of United Artists.  Joining
                                   United Artists in May of 1970, as a third generation theatre operator, Mr. Pinsker has four decades of theatre experience.

Gene Hardy..............48         Executive Vice President and General Counsel.  Mr. Hardy was promoted to Executive
                                   Vice President of United Artists in charge of legal affairs and general counsel in
                                   September 1994.  Mr. Hardy was previously the Senior Vice President and general counsel of United Artists.

Michael Pade............49         Executive Vice President.  Mr. Pade became Executive Vice President of United
                                   Artists in February 1997 in charge of film operations.  Mr. Pade joined United
                                   Artists in October 1994 as a Senior Vice President of film operations.  Prior to joining United Artists, Mr. Pade worked for Mann Theatres as the Senior Vice
                                   President in charge of domestic film booking.

Jim Ruybal..............53         Executive Vice President.  Mr. Ruybal became Executive Vice President of United
                                   Artists in 1992.  Mr. Ruybal's duties include supervision of United Artists'
                                   Satellite Theatre Network-TM-.

Bruce M. Taffet.........51         Executive Vice President.  Mr. Taffet was promoted to Executive Vice President in
                                   January 1995 and is responsible for purchasing, marketing and national concession operations of United Artists.  Prior to February 1995, Mr. Taffet was the Senior
                                   Vice President in charge of national concession operations of United Artists.

Trent J. Carman.........38         Senior Vice President.  Chief Financial Officer since March 6, 1998.  Mr. Carman was previously the Senior Vice President and Treasurer of United Artists from September
                                   1997 to March 6, 1998 and was Vice President of Finance from June 1992 to September
                                   1997.


There are no family relationships between any of the directors and executive officers named above. During the past five years, none of the directors and executive officers named above were involved in any legal proceedings that would be material to an evaluation of his ability or integrity.

ITEM 11. EXECUTIVE COMPENSATION

(a)      COMPENSATION

The following table sets forth all compensation paid to the president and chief executive officer and the four next most highly paid executive officers of United Artists for the years ended December 31, 1998, 1997 and 1996.

SUMMARY COMPENSATION TABLE


                                                                          Long-Term
                                                                        Compensation
                                                                           Awards/
                                        Annual Compensation              Securities          Other
                                   -----------------------------         Underlying          Annual           All Other
      Name and                                Salary       Bonus        Stock Options     Compensation      Compensation
Principal Positions                 Year      ($) (1)     ($) (2)             #              ($) (3)           ($) (4)
-------------------                 ----      -------     -------       --------------   --------------    --------------
Kurt C. Hall                        1998      304,866       --              50,000            3,960              4,800
  President and                     1997      283,103       --              80,000            2,877              4,684
  Chief Executive Officer           1996      220,514       --                  --              920             22,182

Michael Pade                        1998      258,998    7,500              20,000            3,795                 --
Executive Vice President            1997      253,846       --              12,000            6,083             41,079
                                    1996      220,080       --                  --            5,426                 --

Gene Hardy                          1998      195,154    5,640              12,000               --              4,800
Executive Vice President            1997      193,361       --              12,000               --              4,800
                                    1996      188,136       --                  --            2,222             18,811

Jim Ruybal                          1998      186,314    1,863              10,000              989              4,800
Executive Vice President            1997      193,481       --              12,000            1,073              4,800
                                    1996      186,300       --                  --               --             18,630

Dennis R. Daniels (5)               1998      207,980    5,925              12,000            3,229              4,800
Executive Vice President            1997      205,130       --              12,000            2,287              4,800
                                    1996      195,473       --                  --            2,500             14,723

Thomas C. Elliot (6)                1998      218,462       --                  --              395                 --
Executive Vice President            1997      215,029       --                  --            4,603              4,800
                                    1996      204,244       --              15,300            4,845             20,765


(1) Represents annual salary, including compensation deferred by the Named Executive Officer pursuant to the UATC 401(k) Savings Plan and the UATC Supplemental 401(k) Savings Plan (prior to January 1, 1997).

(2) The executive officers were entitled to receive bonuses depending on United Artists' achievement of certain performance criteria. Bonus amounts are reflected in the year paid but relate to the performance of the previous year.

(3) Other annual compensation consists primarily of reimbursement of membership dues.

(4) Consists primarily of matching contributions to employee benefit plans except for the amount attributable to Mr. Pade in 1997 which was related to a forgiven loan.

(5) Effective January 6, 1999, Mr. Daniels no longer worked for United Artists.

(6) Mr. Elliot resigned from United Artists in 1998. Amounts received by Mr. Elliot in 1998 are in connection with his severance arrangements with United Artists.

(b)      STOCK OPTION GRANTS

The following table sets forth all of United Artists stock options granted during 1998 to the president and chief executive officer and the four next most highly paid executive officers of United Artists.


                                                                                                  Potential Realizable
                                                                                                    Value at Assumed
                                Number of          % of Total                                     Annual Rates of Stock
                               Securities            Options                                     Price Appreciation for
                               Underlying          Granted to       Exercise                           Option Term
                                 Options          Employees in      Price Per     Expiration     ----------------------
       Name                      Granted              1998            Share          Date           5%             10%
       ----                      -------              ----            -----          ----        --------        ------
Kurt C. Hall                      50,000              18.1%          $22.50           2008        $707,506     1,792,960
Michael Pade                      20,000               7.2%           22.50           2008         283,003       717,184
Gene Hardy                        12,000               4.3%           22.50           2008         169,802       430,310
Jim Ruybal                        10,000               3.6%           22.50           2008         141,501       358,592
Dennis R. Daniels (1)             12,000               4.3%           22.50           2008         169,802       430,310


(1)  Effective January 1999, Mr. Daniels no longer works for United Artists

(c)      YEAR-END STOCK OPTION TABLE

The following table sets forth the stock options held by the president and chief executive officer and the four next most highly paid executive officers of United Artists as of December 31, 1998.


                                                       Number of
                                                   Share Underlying                        Value of
                                                Unexercised Options at             In-the-Money Options at
                            Option               at December 31, 1998                December 31, 1998 (1)
      Name                   Type           Exercisable        Unexercisable      Exercisable      Unexercisable
      ----                  ------          -----------        -------------      -----------      -------------
Kurt C. Hall             Incentive            30,250                --              $378,125             --
                         Performance          75,000              82,500             525,000         $658,750
                         Premium                --                13,750               --                --

Michael Pade             Incentive             7,750                --                90,752             --
                         Performance          17,500              21,250              78,750          126,292
                         Premium                --                 3,375               --                --

Gene Hardy               Incentive             7,750                --                96,875             --
                         Performance          13,500              17,250              78,750          131,625
                         Premium                --                 3,375               --                --

Jim Ruybal               Incentive            13,850                --               173,125             --
                         Performance          12,500              22,000              78,750          203,500
                         Premium                --                 6,250               --                --

Dennis R. Daniels (2)    Incentive            10,000                --               125,000             --
                         Performance          13,500              19,625              78,750         161,312
                         Premium                --                 6,063               --                --


(1) As the Common Stock of United Artists is not publicly held, United Artists has valued the unexercised stock options using the value attributable to the stock options granted closest to, but not after, December 31, 1998 ($22.50).

(2)  Effective January 1999, Mr. Daniels no longer worked for United Artists

(d)      LONG-TERM INCENTIVE AWARDS

No long-term incentive awards were granted to executive officers of United Artists during 1998.

(e)      COMPENSATION OF DIRECTORS

Mr. Boyle received 25,000 performance options ($22.50 strike price) and $120,000 for his services as director during 1998 and 10,000 performance options ($12.00 strike price) and $20,000 for his services as a director for his services as director during 1997. No other directors of United Artists received compensation for their services as directors or committee members.

(f)      EMPLOYEE BENEFITS PLAN

United Artists established the United Artists Theatre Circuit, Inc. 401(k) Savings Plan (the "Savings Plan") which allows electing employees to contribute up to 10.0% of their compensation, subject to certain IRS limitations. Depending on the amount of each employees level of contribution, the Savings Plan currently matches up to 4.0% of their compensation.

Effective January 1, 1993, United Artists established the United Artists Theatre Circuit, Inc. Supplemental 401(k) Savings Plan (the "Supplemental Plan") for certain employees who are highly compensated as defined by the IRS and whose elective contributions to the Savings Plan exceed the IRS limitations. Through December 31, 1996, such employees were allowed to contribute to the Supplemental Plan, provided that the aggregate contributions to the Savings Plan and Supplemental Plan did not exceed 10.0% of their compensation. Effective January 1, 1997, United Artists suspended the Supplemental Plan.

Matching contributions to the Savings Plan and the Supplemental Plan for the president and chief executive officer and the four other highest paid executives have been included in the summary compensation table.

During 1998, United Artists' board established a bonus plan for all non-commissioned corporate employees that is based upon United Artists achieving its operating budgets and other financial and operating goals and the employee achieving certain specified goals.

(g)      EMPLOYMENT AGREEMENTS

United Artists entered into employment agreements (each an "Employment Agreement" and collectively, the "Employment Agreements") with each of Kurt C. Hall, Edward C. Cooper, Gene Hardy, Robert A. McCormick, Michael L. Pade, Jim Ruybal, Bruce M. Taffet, Trent J. Carman, Charles Fogel and Darrell C. Taylor.

Under the Employment Agreements, the employee receives a base salary (as defined in the Employment Agreements) and certain customary benefits, including health and disability insurance, participation in employee benefit plans and certain perquisites. Each Employment Agreement provides that the employee will be eligible to receive annual bonuses during the term of employment, as determined by the Board of Directors.

In the event that Mr. Hall or Mr. Pade is terminated without cause, such individual will be entitled to his base salary for two years and annual bonuses for two years, in an amount based upon the average of the annual bonuses awarded to him over the preceding two fiscal years.

In the event that Mr. McCormick, Mr. Cooper, Mr. Carman, Mr. Fogel or Mr. Taylor is terminated without cause, such individual will be entitled to his base salary for the remainder of the term of his employment agreement following his termination but not less than 12 months and annual bonuses for the remainder of the term of his employment agreement but not less than 12 months, in an amount based upon the average bonuses paid to him over the preceding two fiscal years.

In the event that Mr. Ruybal, Mr. Hardy or Mr. Taffet is terminated without cause, such individual will be entitled to his base salary for the lesser of two years or the remainder of the term of his employment agreement following termination, but not less than 12 months and annual bonuses for the lesser of two years or the remainder of the term of his employment agreement following termination, but not less than 12 months, in an amount based upon the average bonuses paid to him over the preceding two fiscal years.

It is expected that the Employment Agreements will be amended and/or extended prior to their expiration dates. The terms of the Employment Agreements, as amended or extended, may be different from those currently in place.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

United Artists is a Delaware corporation whose only business interest is its ownership of UATC and UAR. United Artists' principal executive offices are located at 9110 E. Nichols Avenue, Englewood, Colorado 80112.

United Artists has three classes of capital stock outstanding: the United Artists Theatre Company Class A Shares, the United Artists Theatre Company Class B Shares, and the United Artists Theatre Company Class C Shares (collectively the "United Artists Shares"). The United Artists Shares are held of record by 416 holders. The following tables set forth certain information concerning the beneficial ownership United Artists Shares known to United Artists to own beneficially in excess of 5% of the outstanding United Artists Shares and the president and chief executive officer and the four other highest paid executive officers of United Artists, for each director and all executive officers and directors of United Artists as a group as of March 19, 1999. Except as otherwise indicated, all of the persons listed below have (i) sole voting power and investment power with respect to their United Artists Shares, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to their United Artists Shares.

                  UNITED ARTISTS THEATRE COMPANY COMMON STOCK


NAME AND ADDRESS                     BENEFICIAL      PERCENTAGE OF      BENEFICIAL     PERCENTAGE OF      BENEFICIAL
INTEREST                              INTEREST       UNITED ARTISTS      INTEREST      UNITED ARTISTS      INTEREST
BENEFICIAL OWNER                   CLASS A SHARES    CLASS A SHARES   CLASS B SHARES   CLASS B SHARES   CLASS C SHARES
----------------                   --------------    --------------   --------------   --------------   --------------
MLCP(1)(5)(7) .....................   8,409,761            72.8%               0              -               0
Merrill Lynch & Co, Inc.(2)(5) ....   2,082,205            18.0%               0              -               0
Institutional Investors(8) ........   1,059,417             9.2%               0              -               0
Kurt C. Hall(3)(6) ................           0               -          116,750           31.9%              0
Michael Pade(3)(6) ................           0               -           25,825            7.1%          1,622
Gene Hardy(3)(6) ..................           0               -           23,850            6.5%              0
Jim Ruybal(3)(6) ..................           0               -           33,350            9.1%              0
James J. Burke, Jr.(4)(7) .........           0               -                0              -               0
Albert J. Fitzgibbons, III(4)(7) ..           0               -                0              -               0
Robert F. End(4)(7) ...............           0               -                0              -               0
Scott Shaw(4) .....................           0               -                0              -               0
John W. Boyle(9) ..................           0               -           18,750            5.1%              0
Directors and Executive Officers as
  a group (12 persons)(6) .........           0               -          265,575           72.6%          1,622



NAME AND ADDRESS                      PERCENTAGE OF    PERCENTAGE OF
INTEREST                              UNITED ARTISTS  UNITED ARTISTS
BENEFICIAL OWNER                      CLASS C SHARES      SHARES
----------------                      --------------  --------------
MLCP(1)(5)(7) .....................         -             70.5%
Merrill Lynch & Co, Inc.(2)(5) ....         -             17.5%
Institutional Investors(8) ........         -              8.9%
Kurt C. Hall(3)(6) ................         -              1.0%
Michael Pade(3)(6) ................      15.4%             0.2%
Gene Hardy(3)(6) ..................         -              0.2%
Jim Ruybal(3)(6) ..................         -              0.3%
James J. Burke, Jr.(4)(7) .........         -                -
Albert J. Fitzgibbons, III(4)(7) ..         -                -
Robert F. End(4)(7) ...............         -                -
Scott Shaw(4) .....................         -                -
John W. Boyle(9) ..................         -              0.2%
Directors and Executive Officers as
  a group (12 persons)(6) .........      15.4%             2.2%


(1) United Artists Theatre Company Class A Shares beneficially owned by MLCP are held as follows: 5,049,958.2 by Merrill Lynch Capital Appreciation Partnership No. B-XIX, L.P. ("MLCAP B-XIX"); 46,396.0 by Merrill Lynch Capital Appreciation Partnership No. B-XX, L.P. ("MLCAP B-XX"); 3,229,723.5 by Roman Nineteen Offshore Fund N..V. ("Roman Holdings") and 83,683.3 by MLCP Associates L.P. No. 11. ("MLCP 11"). MLCP is the indirect managing general partner of MLCAP B-XIX and MLCAP B-XX and the general partner of MLCP 11. Affiliates of MLCP are the sole stockholders of Roman Holdings. The address of MLCP and each of the aforementioned record holders is South Tower, World Financial Center, New York, New York 10080.

(2) United Artists Theatre Company Class A Shares beneficially owned by Merrill Lynch & Co., Inc. are owned of record as follows: 1,932,204.7 by ML IBK Positions, Inc.; 150,000.0 by Merrill Lynch KECALP L.P. 1991. The address for ML IBK Positions, Inc. is North Tower, World Financial Center, New York, New York 10281. The address of Merrill Lynch KECALP L.P. 1991 is South Tower, World Financial Center, New York, New York 10080.

(3) The address for each of Messrs. Hall, Pade, Hardy, and Ruybal is 9110 East Nichols Avenue, Englewood, Colorado 80112.

(4) The address for each of Messrs. Burke, Fitzgibbons, End and Shaw is c/o Stonington Partners, Inc., 767 Fifth Avenue, New York, New York 10153.

(5) Entities affiliated with Merrill Lynch & Co., Inc. own approximately 10,491,966 of the outstanding United Artists Theatre Company Shares, which represents approximately 88.0% of the outstanding United Artists Theatre Company Shares.

(6) Includes vested incentive options and Class C shares that are exercisable within 60 days.

(7) Each of Messrs. Burke, Fitzgibbons and End are members of the Board of Directors of MLCP, but each disclaims beneficial ownership of the United Artists Theatre Company Shares.

(8) To the knowledge of United Artists, none of the Institutional Investors beneficially owns 5% or more of the United Artists Theatre Company Class A Shares.

(9)  The address for Mr. Boyle is 7 North Pine Circle, Belleair, Florida 34616.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Entities affiliated with MLCP own approximately 88.0% of the United Artists Shares. Through a management agreement with MLCP, Stonington Partners, Inc. manages the portfolio of companies owned by MLCP, including United Artists.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements  Included in Part II of this Report:

         United Artists Theatre Company and Subsidiaries


                  Report of Independent Public Accountants                             26

                  Consolidated Balance Sheets                                          27
                  December 31, 1998 and 1997

                  Consolidated Statements of Operations                                28
                  Years Ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Stockholders' Equity (Deficit)            29
                  Years Ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flow                                 30
                  Years Ended December 31, 1998, 1997 and 1996

                  Notes to Consolidated Financial Statements                           31

         2.       Financial Statements Schedules

         All financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

         3.       Exhibits

         The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

         3.1      Amended and Restated Certificate of Incorporation of United
                  Artists Theatre Company (4)

         3.2      By-Laws of United Artists Theatre Company (4)

         4.1 Indenture, dated as of April 21, 1998, by and among the Company and State Street Bank and Trust Company of Missouri,
                  N.A. with respect to the Floating Rate Senior Subordinated
                  Notes due 2007 (4)

         4.2 Indenture, dated as of April 21, 1998, by and among the Company and State Street Bank and Trust Company of Missouri,
                  N.A. with respect to the Floating Rate Senior Subordinated
                  Notes due 2007 (4)

         4.3      Form of 9 3/4% Senior Subordinated Note (included in
                  Exhibit 4.1) (4)

         4.4      Form of Floating Rate Senior Subordinated Note (included in
                  Exhibit 4.2) (4)

         4.5      Form of 9 3/4% Series B Senior Subordinated Note (included in
                  Exhibit 4.1) (4)

         4.6      Form of Floating Rate Series B Senior Subordinated Note
                  (included in Exhibit 4.2) (4)

         10.1 Registration Rights Agreement, as of April 21, 1998, by and among the Company and Merrill Lynch & Co., Merrill Lynch
                  Pierce, Fenner & Smith Incorporated, BancAmerica Robertson
                  Stephens, Morgan Stanley & Co. Incorporated, BancBoston
                  Securities Inc. and NationsBanc Montgomery Securities LLC (4)



         10.2 Registration Rights Agreement, dated as of April 21, 1998, by and among the Company and Merrill Lynch & Co., Merrill Lynch
                  Pierce, Fenner & Smith Incorporated (4)

         10.3     Credit Agreement, dated as of April 21, 1998, among the
                  Company, Bank of American National Trust and Savings
                  Association, BankBoston, N.A., NationsBank Texas, N.A.,
                  Merrill Lynch Capital Corporation and Morgan Stanley Senior
                  Funding, Inc. and the lenders party thereto (4)

         10.4     Trust Indenture and Security Agreement dated as of December
                  13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut, and Alan B. Coffey (3)

         10.5     Pass Through Certificates, Series 1995-A Registration Rights
                  Agreement, dated as of December 13, 1995 among United Artists
                  Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and
                  Merrill Lynch, Pierce, Fenner & Smith Incorporated (3)

         10.6     Participation Agreement, dated as of December 13, 1995, among
                  United Artists Theatre Circuit, Inc., Wilmington Trust
                  Company, William J. Wade, Theatre Investors, Inc., Northway
                  Mall Associates, LLC, Wilmington Trust Company, William J.
                  Wade, Fleet National Bank of Connecticut, Alan B. Coffey and
                  Fleet National Bank of Connecticut (3)

         10.7 Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet
                  National Bank of Connecticut (3)

         10.8     Lease Agreement, dated as of December 13, 1995, between
                  Wilmington Trust Company and William J. Wade and United
                  Artists Theatre Circuit, Inc. (3)

         10.9     Lease Agreement, dated as of October 1, 1988, between United
                  Artists Properties I Corporation and United Artists Theatre
                  Circuit, Inc. (1)

         10.10    United Artists Theatre Company Stock Incentive Plan (4)

         10.11 Stockholders' Agreement, dated as of May 12, 1992, by and among OSCAR I Corporation, Merrill Lynch Capital Appreciation
                  Partnership No. B-XIX, L.P., Roman Nineteen Offshore Fund
                  B.V., ML IBK Positions, Inc., MLCP Associates L.P. No. II,
                  Equitable Capital Private Income and Equity Partnership II,
                  L.P. and Equitable Deal Flow Fund, L.P., and the holders of
                  Options or Restricted Stock awards under the Management Stock
                  Option Plan (1)

         10.12 Stock Subscription Agreement, dated as of May 12, 1992, by and among OSCAR I Corporation, Merrill Lynch Capital Appreciation
                  Partnership No. B-XIX, L.P., Roman Nineteen Offshore Fund
                  B.V., ML IBK Positions, Inc., MLCP Associates L.P. No. II,
                  Equitable Capital Private Income and Equity Partnership II,
                  L.P. and Equitable Deal Flow Fund, L.P. (1)

         10.13 Non-Competition Agreement, dated as of May 12, 1992, by and among Tele-Communications, Inc., United Artists Theatre
                  Circuit, Inc. and OSCAR I Corporation (1)

         10.14    Trademark Agreement as of May 12, 1992 by United Artists
                  Entertainment Company, United Artists Holdings, Inc., United
                  Artists Cable Holdings, Inc., United Artists Theatre Holding
                  Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II,
                  Inc., on the other hand (1)

         10.15    United Artists Theatre Circuit 401(k) Savings Plan (1)

         10.16    United Artists Theatre Circuit Supplemental 401(k) Savings
                  Plan (2)

         10.17    Tax Sharing Agreement, dated as of May 12, 1992, between OSCAR
                  I Corporation and United Artists Theatre Circuit, Inc. (1)

         10.18    Employment Agreement, dated as of May 12, 1992, between the
                  Company and Kurt C. Hall (1)

         10.19    Employment Agreement Extension Letter, dated as of May 12,
                  1998, between the Company and Kurt C. Hall (4)



         10.20    Amendment to the United Artists Theatre Circuit, Inc. 401(k)
                  Savings Plan dated as of January 1, 1998 (5)

         10.21    Subsidiaries of the Company (4)

         27.1     Financial Data Schedule


---------------
         (1) Incorporated herein by reference from United Artists Theatre Circuit, Inc. Form S-1 dated October 5, 1992.

         (2) Incorporated herein by reference from United Artists Theatre Circuit, Inc. Form 10-K for the year ended December 31, 1993.

         (3) Incorporated herein by reference from United Artists Theatre Circuit, Inc. Form S-2 dated January 31, 1996.

         (4) Incorporated herein by reference from Form S-4 dated June 16, 1998.

         (5) Incorporated herein by reference from United Artists Theatre Circuit, Inc. 10-K for the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                UNITED ARTISTS THEATRE COMPANY
                                                   (Registrant)


Director, President and Chief Executive            /S/ Kurt C. Hall
Officer                                            ---------------------------------
Dated:  March 26, 1999                             Kurt C. Hall


Chief Financial Officer                            /S/ Trent J. Carman
Dated:  March 26, 1999                             ---------------------------------
                                                   Trent J. Carman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Chairman of the Board and Director                 /S/ John W. Boyle
Dated:  March 26, 1999                             ---------------------------------
                                                   John W. Boyle

Director                                           /S/ James J. Burke, Jr.
Dated:  March 26, 1999                             ---------------------------------
                                                   James J. Burke, Jr.

Director                                           /S/ Albert J. Fitzgibbons, III
Dated:   March 26, 199                             ---------------------------------
                                                   Albert J. Fitzgibbons, III

Director                                           /S/ Robert F. End
Dated:  March 26, 1999                             ---------------------------------
                                                   Robert F. End

Director                                           /S/ Scott M. Shaw
Dated:  March 26, 1999                             ---------------------------------
                                                   Scott M. Shaw
