Form 10-K/A
period 1998-12-31
UNITED ARTISTS THEATRE CO
filed 1999-04-20
CIK 889571

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                             --------------------

(Mark One)                        FORM 10-K/A

                                AMENDMENT NO. 1

     (X)         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998   Commission file number:  333-56985
                                                                       333-56999


     ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ________________


                            UNITED ARTISTS THEATRE COMPANY
                 (exact name of registrant as specified in charter)


     Delaware                                                  84-1198391
-------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


9110 E. Nichols Avenue, Suite 200
Englewood, CO                                                   80112
-------------------------------                            ------------------
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

United Artists hereby files this Amendment No. 1 on Form 10-K/A to amend
Part III, Item 10 and Part IV, Item 14 of its Annual Report on Form 10-K for the year ending December 31, 1998.


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

Name                        Age      Business Experience During Past Five Years           Other Public Directorships
----                        ---      ------------------------------------------           --------------------------
Kurt C. Hall................39       President and Chief Executive Officer since March    Mr. Hall is a director of Showscan
                                     6, 1998. Chief Operating Officer from
                                     February 24, Entertainment, Inc. 1997 and
                                     Executive Vice President and Director since
                                     May 12, 1992. Mr. Hall was Chief Financial
                                     Officer from May 12, 1992 to March 5, 1998.

John W. Boyle...............70       Named Chairman of the Board on March 6, 1998.        Mr. Boyle is a director of
                                     Director since March 5, 1997.  Mr. Boyle was Chief   Supermarkets General Holdings Corp.
                                     Financial Officer of Eckerd Corporation
                                     from 1983 to 1995 and Vice Chairman from
                                     1992 to 1995.

James J. Burke, Jr..........47       Director since May 12, 1992.  Director of Merrill    Mr. Burke is a director of AnnTaylor
                                     Lynch Capital Partners, Inc. ("MLCP"), since 1985    Stores Corporation, Borg-Warner
                                     and Partner and Director of Stonington Partners,     Security Corporation, Education
                                     Inc. ("SP"), since July 1993 and Partner and         Management Corporation, Pathmark
                                     Director of Stonington Partners, Inc. II ("SPII")    Stores, Inc. and Supermarkets General
                                     since 1994. Prior to July 1994, Mr. Burke was        Holdings Corp.
                                     President and Chief Executive Officer of
                                     MLCP from 1987 to 1994, a Managing Director
                                     of the Investment Banking Division of
                                     Merrill Lynch & Co. ("ML&Co.") from 1985 to
                                     1994 and a First Vice President of Merrill
                                     Lynch Pierce Fenner and Smith, Inc. from
                                     1988 to 1994.

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


Name                        Age      Business Experience During Past Five Years           Other Public Directorships
----                        ---      ------------------------------------------           --------------------------

Scott M. Shaw...............36       Director since February 17, 1993. Partner and        Mr. Shaw is a director of Dictaphone
                                     Director of SP since February 1999.  Prior to        Corporation and Goss Graphic Systems,
                                     becoming a Partner and Director, Mr. Shaw was a      Inc.
                                     Principal of SP since July 1993.  Mr. Shaw has
                                     also been a Partner and Director of SP II since
                                     February 1999.  Prior to July 1994, Mr. Shaw was a
                                     Vice President of MLCP from January 1994, an
                                     Associate of MLCP from 1991 to 1994 and an Analyst
                                     of MLCP from 1986 to 1989.  Mr. Shaw was also a
                                     Vice President of the Investment Banking Division
                                     of ML&Co. from January to July 1994 and an
                                     Associate of the Investment Banking Division of
                                     ML&Co. from 1991 to 1994 and an Analyst of the
                                     Investment Banking Division of ML&Co. from 1986 to
                                     1989.

Michael Pade................49      Executive Vice President and Director.  Mr. Pade
                                    became Executive Vice President of United Artists
                                    in February 1997 in charge of film operations and
                                    was elected Director May 7, 1998.  Mr. Pade joined
                                    United Artists in October 1994 as a Senior Vice
                                    President of film operations.  Prior to joining
                                    United Artists, Mr. Pade worked for Mann Theatres
                                    as the Senior Vice President in charge of domestic
                                    film booking.


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

Jim Ruybal..............53         Executive Vice President.  Mr. Ruybal became Executive Vice President of United
                                   Artists in 1992.  Mr. Ruybal's duties include supervision of United Artists'
                                   Satellite Theatre Network(TM).

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

     10.17  Tax Sharing Agreement, dated as of May 12, 1992, between OSCAR I
            Corporation and United Artists Theatre Circuit, Inc. (1)

     10.18 Employment Agreement, dated as of May 12, 1992, between the Company and Kurt C. Hall (1)

     10.19 Employment Agreement Extension Letter, dated as of May 12, 1998, between the Company and Kurt C. Hall (4)

     10.20  Amendment to the United Artists Theatre Circuit, Inc. 401(k) Savings
            Plan dated as of January 1, 1998 (5)

     10.21  United Artists Theatre Company 1998 Management Stock Plan (6)

     21.1   Subsidiaries of the Company (4)

     23.1   Consent of Arthur Andersen LLP

     27.1   Financial Data Schedule (7)


------------------------

(1) Incorporated herein by reference from United Artists Theatre Circuit, Inc. Form S-1 dated October 5, 1992.
(2) Incorporated herein by reference from United Artists Theatre Circuit, Inc. Form 10-K for the year ended December 31, 1993.
(3) Incorporated herein by reference from United Artists Theatre Circuit, Inc. Form S-2 dated January 31, 1996.
(4)  Incorporated herein by reference from Form S-4 dated June 16, 1998.
(5) Incorporated herein by reference from United Artists Theatre Circuit, Inc. 10-K for the year ended December 31, 1996.
(6) Incorporated herein by reference from United Artists Theatre Company Form S-8 dated October 15, 1998.
(7)  Previously filed.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNITED ARTISTS THEATRE COMPANY
                                        (Registrant)




                                        /S/ Trent J. Carman
                                        -----------------------------
                                        BY:  Trent J. Carman
                                             Chief Financial Officer


Date:  April 16, 1999