Form 10-Q
period 1999-04-01
UNITED ARTISTS THEATRE CO
filed 1999-05-17
CIK 889571

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended April 1, 1999

                                       OR


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the transition period from ________ to ________


Commission File Number  333-56985
                        333-56999


                         UNITED ARTISTS THEATRE COMPANY
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             84-1198391
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


9110 East Nichols Avenue, Suite 200
Englewood, CO                                                   80112
-----------------------------------                       ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          (303) 792-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

As of May 13, 1999, 11,551,383 shares of Class A Common Stock, 365,871 shares of Class B Common Stock (including options to acquire 332,696 shares of Class B Common Stock exercisable within 60 days of such date) and 10,542 shares of Class C Common Stock were outstanding.

                         UNITED ARTISTS THEATRE COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                                  APRIL 1, 1999
                                   (UNAUDITED)

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION                                                         PAGE NUMBER
                                                                                            -----------
     ITEM 1.      FINANCIAL STATEMENTS

                   Condensed Consolidated Balance Sheets...........................................4
                   Condensed Consolidated Statements of Operations.................................5
                   Condensed Consolidated Statement of Stockholders' Equity (Deficit)..............6
                   Condensed Consolidated Statements of Cash Flow..................................7
                   Notes to Condensed Consolidated Financial Statements............................8


     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........................15


     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          ABOUT MARKET RISK.......................................................22


PART II       OTHER INFORMATION

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K................................................23

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD LOOKING STATEMENTS

CERTAIN OF THE MATTERS DISCUSSED IN THIS FORM 10-Q MAY CONSTITUTE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE UNCERTAINTIES AND OTHER FACTORS AND THE ACTUAL RESULTS AND PERFORMANCE OF UNITED ARTISTS MAY BE MATERIALLY DIFFERENT FROM FUTURE RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH STATEMENTS. CAUTIONARY STATEMENTS REGARDING THE RISKS ASSOCIATED WITH SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE STATEMENTS INCLUDED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." CERTAIN OF SUCH RISKS AND UNCERTAINTIES RELATE TO THE HIGHLY LEVERAGED NATURE OF UNITED ARTISTS, THE RESTRICTIONS IMPOSED ON UNITED ARTISTS BY CERTAIN INDEBTEDNESS, THE SENSITIVITY OF UNITED ARTISTS TO ADVERSE TRENDS IN THE GENERAL ECONOMY, THE HIGH DEGREE OF COMPETITION IN UNITED ARTISTS' INDUSTRY, THE VOLATILITY OF UNITED ARTISTS' QUARTERLY RESULTS AND UNITED ARTISTS' SEASONALITY, THE DEPENDENCE OF UNITED ARTISTS ON FILMS AND DISTRIBUTORS AND ON ITS ABILITY TO OBTAIN POPULAR MOTION PICTURES, THE CONTROL OF UNITED ARTISTS BY THE MERRILL LYNCH CAPITAL PARTNERS, INC. ("MLCP") AND THE DEPENDENCE OF UNITED ARTISTS ON KEY PERSONNEL, AMONG OTHERS.

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO UNITED ARTISTS ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                              (Amounts in Millions)
                                   (Unaudited)

                                                                          April 1, 1999        December 31, 1998
                                                                         ---------------       ------------------
                                 ASSETS
Current assets:
  Cash and cash equivalents.......................................        $        6.0                     8.2
  Receivables, net ...............................................                19.1                    19.4
  Prepaid expenses and concession inventory.......................                20.4                    15.0
  Other assets....................................................                 0.5                     0.7
                                                                         ---------------       ------------------
     Total current assets.........................................                46.0                    43.3

Investments and related receivables...............................                 6.7                     8.3

Property and equipment, at cost:
  Land............................................................                41.9                    44.0
  Theatre buildings, equipment and other..........................               599.9                   592.5
                                                                         ---------------       ------------------
                                                                                 641.8                   636.5
  Less accumulated depreciation and amortization..................              (223.4)                 (216.4)
                                                                         ---------------       ------------------
                                                                                 418.4                   420.1

Intangible assets, net............................................                78.9                    81.3
Net assets of discontinued operations (note 8)....................                 3.4                     3.4
Other assets, net (note 3)........................................                23.7                    22.7
                                                                         ---------------       ------------------
                                                                          $      577.1                   579.1
                                                                         ---------------       ------------------
                                                                         ---------------       ------------------

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable................................................        $       73.5                    93.9
  Accrued and other liabilities...................................                44.3                    40.7
  Current portion of long-term debt (notes 3 and 6)...............                 8.2                     8.5
                                                                         ---------------       ------------------
     Total current liabilities....................................               126.0                   143.1

Other liabilities (note 4)........................................                49.7                    48.3
Debt (notes 3 and 6)..............................................               685.9                   645.4
Liabilities to discontinued operations (note 8)...................                 4.3                     4.9
                                                                         ---------------       ------------------
     Total liabilities............................................               865.9                   841.7

Minority interests in equity of consolidated
     subsidiaries.................................................                 5.3                     5.6

Stockholders' equity (deficit) (note 3):
  Common stock:
  Class A.........................................................                 0.1                     0.1
  Class B.........................................................                 -                       -
  Class C.........................................................                 -                       -
  Additional paid-in capital......................................                51.1                    51.1
  Accumulated deficit.............................................              (343.3)                 (317.5)
  Treasury stock..................................................                (2.0)                   (1.9)
                                                                         ---------------       ------------------
     Total stockholders' equity (deficit).........................              (294.1)                 (268.2)
                                                                         ---------------       ------------------
                                                                          $      577.1                   579.1
                                                                         ---------------       ------------------
                                                                         ---------------       ------------------

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                              (Amounts in Millions)
                                   (Unaudited)

                                                                          Thirteen Weeks Ended   Three Months Ended
                                                                              April 1,1999        March 31, 1998*
                                                                          --------------------   ------------------
Revenue:
     Admissions........................................................         $   93.4                113.4
     Concession sales..................................................             37.0                 46.6
     Other.............................................................              4.5                  4.3
                                                                               ------------          -----------
                                                                                   134.9                164.3
                                                                               ------------          -----------

Costs and expenses:
     Film rental and advertising expenses..............................             52.1                 60.9
     Direct concession costs...........................................              4.7                  6.5
     Occupancy expense (note 4)........................................             23.0                 20.5
     Other operating expenses..........................................             45.5                 45.3
     General and administrative........................................              6.0                  5.4
     Depreciation and amortization.....................................             14.2                 13.5
                                                                               ------------          -----------
                                                                                   145.5                152.1
                                                                               ------------          -----------

     Operating income (loss) from continuing operations................            (10.6)                12.2

Other income (expense):
     Interest, net (notes 3 and 6).....................................            (15.4)               (10.0)
     Gain on disposition of assets.....................................              0.7                  0.2
     Minority interests in earnings of consolidated subsidiaries.......             (0.1)                (0.4)
     Other, net........................................................             (0.2)                (0.5)
                                                                               ------------          -----------
                                                                                   (15.0)               (10.7)
                                                                               ------------          -----------

     Income (loss) from continuing operations before
        income tax expense and discontinued operations.................            (25.6)                 1.5

Income tax expense (note 9)............................................             (0.2)                (0.3)
                                                                               ------------          -----------

     Income (loss) from continuing operations..........................            (25.8)                 1.2

Discontinued operations (note 8).......................................              -                   (1.2)
                                                                               ------------          -----------

     Net income (loss).................................................            (25.8)                 -

Dividends on preferred stock (note 3)..................................              -                   (6.7)
                                                                               ------------          -----------

     Net loss available to common stockholders.........................         $  (25.8)                (6.7)
                                                                               ------------          -----------
                                                                               ------------          -----------

*Restated

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                              (Amounts in Millions)
                                   (Unaudited)

                                                  Common    Common   Common   Additional                              Total
                                                   stock     stock    stock    paid-in    Accumulated  Treasury   stockholders'
                                                 Class A   Class B  Class C    capital      deficit     stock    equity (deficit)
                                                 --------  -------  -------   ----------  -----------  --------  ----------------
Balance at January 1, 1999.....................  $   0.1       -        -        51.1       (317.5)     (1.9)         (268.2)

Purchase of treasury stock.....................      -         -        -          -           -        (0.1)           (0.1)

Net loss.......................................      -         -        -          -         (25.8)      -             (25.8)
                                                 --------  -------  -------   ----------  -----------  --------  ----------------
Balance at April 1, 1999 ......................  $   0.1       -        -        51.1       (343.3)     (2.0)         (294.1)
                                                 --------  -------  -------   ----------  -----------  --------  ----------------
                                                 --------  -------  -------   ----------  -----------  --------  ----------------


See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                              (Amounts in Millions)
                                   (Unaudited)

                                                                            Thirteen Weeks Ended   Three Months Ended
                                                                                April 1,1999        March 31, 1998*
                                                                            --------------------   ------------------
Net cash used in operating activities........................................   $  (21.0)                 (0.6)
                                                                               ------------            ----------
Cash flow from investing activities:
     Capital expenditures....................................................      (21.3)                (17.4)
     Increase in receivable from sale and leaseback escrow...................        -                    (0.8)
     Proceeds from disposition of assets, net................................        4.4                   -
     Change in investments and receivables from
        theatre joint ventures, net..........................................        1.9                  (1.0)
     Other, net..............................................................       (0.4)                 (1.0)
                                                                               ------------            ----------
        Net cash used in investing activities................................      (15.4)                (20.2)
                                                                               ------------            ----------
Cash flow from financing activities:
     Debt borrowings.........................................................       53.0                  42.0
     Debt repayments.........................................................      (12.8)                (26.4)
     Increase (decrease) in cash overdraft...................................       (4.4)                  1.8
     Other, net..............................................................       (1.6)                 (0.1)
                                                                               ------------            ----------
        Net cash provided by financing activities............................       34.2                  17.3
                                                                               ------------            ----------
        Net decrease in cash.................................................       (2.2)                 (3.5)
Cash and cash equivalents:
     Beginning of period.....................................................        8.2                  10.8
                                                                               ------------            ----------
     End of period...........................................................   $    6.0                   7.3
                                                                               ------------            ----------
                                                                               ------------            ----------
Reconciliation of net income (loss) to net cash used in
  operating activities:
Net income (loss)............................................................   $  (25.8)                  -
Discontinued operations......................................................       (0.6)                  0.4
Effect of leases with escalating minimum annual rentals......................        1.2                   0.9
Depreciation and amortization................................................       14.2                  13.5
Gain on disposition of assets, net...........................................       (0.7)                 (0.2)
Minority interests in earnings of consolidated subsidiaries..................        0.1                   0.4
Change in assets and liabilities:
     Receivables.............................................................       (0.1)                  0.2
     Prepaid expenses and concession inventory...............................       (5.4)                 (3.8)
     Other assets............................................................        0.7                   0.2
     Accounts payable........................................................       (7.2)                 (8.0)
     Accrued and other liabilities...........................................        2.6                  (4.2)
                                                                               ------------            ----------
        Net cash used in operating activities................................   $  (21.0)                 (0.6)
                                                                               ------------            ----------
                                                                               ------------            ----------

*Restated

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  April 1, 1999
                                   (Unaudited)

(1)      GENERAL INFORMATION

         United Artists Theatre Company ("United Artists") (formerly known as OSCAR I Corporation), a Delaware corporation, was formed in February 1992 for the purpose of purchasing United Artists Theatre Circuit, Inc. ("UATC") from an affiliate of Tele-Communications, Inc. ("TCI"). United Artists is owned by an investment fund managed by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP") and certain institutional investors (collectively, the "Non-Management Investors"), and certain members of UATC's management. On May 12, 1992, United Artists purchased all of the outstanding common stock of UATC from an affiliate of TCI (the "Acquisition").

         In addition to its ownership of UATC, United Artists owns all of the outstanding capital stock of United Artists Realty Company ("UAR"). UAR and its subsidiary, United Artists Properties I Corp. ("Prop I"), are the owners and lessors of certain operating theatre properties leased to and operated by UATC and its subsidiaries.

         Certain prior period amounts have been reclassified for comparability with the 1999 presentation.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made in the accompanying interim condensed consolidated financial statements that are necessary to present fairly the financial position of United Artists and the results of its operations. Interim results are not necessarily indicative of the results for the entire year because of fluctuations of revenue and related expenses resulting from the seasonality of attendance and the availability of popular motion pictures. These financial statements should be read in conjunction with the audited December 31, 1998 consolidated financial statements and notes thereto included as part of United Artists' Form 10-K.

(2)      CHANGE IN REPORTING PERIOD

         During 1999, United Artists changed its reporting period from the traditional calendar quarter and year presentation ending on March 31, June 30, September 30 and December 31 to a presentation ending on the Thursday closest to the calendar quarter or year end. This change was made to more accurately reflect United Artists' natural business cycle. The periods presented in these financial statements are for the thirteen weeks ended April 1, 1999 and the quarter ended
         March 31, 1998.

(3)      RECAPITALIZATION

         On April 21, 1998, United Artists completed the offering of $225.0 million of its 9.75% senior subordinated notes due April 15, 2008 (the "Fixed Rate Subordinated Notes") and the offering of $50.0 million of its floating rate senior subordinated notes due October 15, 2007 (the "Floating Rate Subordinated Notes") (collectively, the "Senior Subordinated Notes"), and entered into a $450.0 million bank credit facility (the "New Bank Credit Facility") with a final maturity of April 2007.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(3)      RECAPITALIZATION, CONTINUED

         The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to repay the outstanding borrowings under UATC's existing bank credit facility (the "Bank Credit Facility") (approximately $272.5 million) and to fund the redemption of United Artists' preferred stock (approximately $159.2 million) and the redemption of UATC's $125 million senior secured notes (the "Senior Secured Notes") at 102.875% of par value plus accrued but unpaid interest of approximately $0.8 million. Included in the New Bank Credit Facility was a delayed draw term loan that was used to repay and retire all of the Prop I mortgage notes outstanding (approximately $45.7 million on November 1, 1998).

(4)      SALE AND LEASEBACK TRANSACTIONS

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

         In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. At April 1, 1999, approximately $9.1 million of the sales proceeds were held in escrow and will to be paid under the terms of the sale and leaseback to reimburse UATC for certain of the construction costs associated with the two theatres. The lease has a term of 22 years with options to extend for an additional 10 years.

(5)      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash payments for interest were $9.8 million and $7.3 million for the thirteen weeks ended April 1, 1999 and the three months ended March 31, 1998, respectively.

         United Artists accrued $6.7 million of dividends during the three months ended March 31, 1998 on its preferred stock. The preferred stock was redeemed during 1998 as part of the recapitalization (see Note 3).

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(6)      DEBT

        Debt is summarized as follows (amounts in millions):

                                                                     April 1,1999     December 31, 1998
                                                                     ------------     -----------------
                  New Bank Credit Facility (a)....................    $   407.3            365.3
                  Senior Subordinated Notes (b)...................        275.0            275.0
                  Other (c).......................................         11.8             13.6
                                                                      ----------         ---------
                                                                          694.1            653.9
                  Less current portion............................         (8.2)            (8.5)
                                                                      ----------         ---------
                                                                      $   685.9            645.4
                                                                      ----------         ---------
                                                                      ----------         ---------

          (a) The New Bank Credit Facility provides for term loans aggregating $350.0 million (the "Term Loans") and a reducing revolving loan and standby letters of credit aggregating $100.0 million (the "Revolving Facility"). The Term Loans consist of the following: (i) a $70.0 million term loan (the "Tranche A Term Loan"); (ii) a $118.0 million term loan (the "Tranche B Term Loan"); and (iii) a $162.0 million term loan (the "Tranche C Term Loan").

                  Commitments available for borrowing under the Revolving Facility reduce semi-annually commencing January 3, 2002 through April 21, 2005. The Tranche A Term Loan requires semi-annual principal payments commencing December 31, 1998 through June 28, 2001 of 1/2% of the December 31, 1998 outstanding balance and then in escalating semi-annual payments through April 21, 2005. The Tranche B Term Loan requires semi-annual principal payments commencing December 31, 1998 through June 30, 2005 of 1/2% of the December 31, 1998 outstanding balance and two payments of 46.5% of the December 31, 1998 outstanding balance on December 29, 2005 and April 21, 2006. The Tranche C Term Loan requires semi-annual principal payments commencing December 31, 1998 through June 29, 2006 of 1/2% of the December 31, 1998 outstanding balance and two payments of 46% of the December 31, 1998 outstanding balance on December 28, 2006 and April 21, 2007.

                  Borrowings under the New Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by United Artists, but no less frequently than once each 90 days.

                  The New Bank Credit Facility is guaranteed, on a joint and several basis, by UATC, UAR and Prop I. The New Bank Credit Facility is secured by, among other things, the capital stock of UATC, UAR, Prop I and certain other subsidiaries of United Artists and by an intercompany note from UATC to United Artists established with respect to borrowings by UATC from United Artists. Additionally, the New Bank Credit Facility will be secured by mortgages on certain of United Artists' properties.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(6)       DEBT, CONTINUED

                  The New Bank Credit Facility contains provisions that require United Artists to maintain certain financial ratios and places limitations on, among other things, capital expenditures, additional indebtedness, disposition of assets and restricted payments.

          (b) The Senior Subordinated Notes consist of $225.0 million of the 9.75% Fixed Rate Subordinated Notes and $50.0 million of the Floating Rate Subordinated Notes. Interest on the Fixed Rate Subordinated Notes is due semi-annually. Interest on the Floating Rate Subordinated Notes is due quarterly and is calculated based upon the three month LIBOR rate plus 4.375%.

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

          (c) Other debt at April 1, 1999 consists of various term loans, mortgage notes, capital leases, seller notes and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

          At April 1, 1999, United Artists was party to interest rate collar agreements on $225.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6% and 7 1/2% and LIBOR interest rate floors ranging between 5 1/4% and 5 1/2% that expire at various dates through August 2001. United Artists is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As United Artists has historically received payments relating to its various interest hedge agreements,

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued

(6)      DEBT, CONTINUED

          it does not anticipate such non-performance in the future. Amounts paid to the counterparties to the interest collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

          At April 1, 1999, United Artists had approximately $41.0 million of Revolving Facility commitments, $4.1 million of which has been used for the issuance of letters of credit. United Artists pays commitment fees of 1/2% per annum on the average unused commitments.

         The primary source of principal and interest payments related to the New Bank Credit Facility and the Senior Subordinated Notes comes from payments by UATC to United Artists. The amount of payments by UATC to United Artists may be limited from time to time by covenants included in the Participation Agreement relating to the 1995 Sale and Leaseback. (see Note 4).

         Interest, net includes amortization of deferred loan costs of $0.4 million and $0.5 million for the thirteen weeks ended April 1, 1999 and the three months ended March 31, 1998, respectively. Additionally, interest, net includes interest income of $0.2 million and $0.1 million for the thirteen weeks ended April 1, 1999 and the three months ended March 31, 1998, respectively.

(7)      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount and estimated fair value of United Artists' financial instruments at April 1, 1999 are summarized as follows (amounts in millions):

                                                                                  Carrying            Estimated
                                                                                   Amount            Fair Value
                                                                                 ----------         ------------
          New Bank Credit Facility and Other Debt......................          $  419.1               419.1
                                                                                 ----------         ------------
                                                                                 ----------         ------------
          Senior Subordinated Notes....................................          $  275.0               241.3
                                                                                 ----------         ------------
                                                                                 ----------         ------------
          Interest Rate Collar Agreements..............................          $     -                 (0.8)
                                                                                 ----------         ------------
                                                                                 ----------         ------------

         New Bank Credit Facility and Other Debt: The carrying amount of United Artists' borrowings under the New Bank Credit Facility and other debt approximates fair value because the interest rates on the majority of this debt floats with market interest rates.

         Senior Subordinated Notes: The fair value of United Artists' Senior Subordinated Notes is estimated based upon quoted market prices at April 1, 1999.

         Interest Rate Collar Agreements: The fair value of United Artists' interest rate collar agreements is estimated based upon dealer quotes for similar agreements at April 1, 1999.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(8)      DISCONTINUED OPERATIONS

         During 1998, United Artists established a plan to dispose of its entertainment center business operations. Current and prior period results for the entertainment center business operations have been classified separately in the accompanying statements of operations as discontinued operations.

         Net assets of the discontinued operations were $3.4 million at April 1, 1999 and December 31, 1998. Liabilities related to the discontinued operations were $4.3 million at April 1, 1999 and $4.9 million at December 31, 1998. The net loss from discontinued operations was $1.2 million for the three months ended March 31, 1998. Revenue generated by the discontinued operations was $0.1 million for the thirteen weeks ended April 1, 1999 and $0.4 million for the three months ended March 31, 1998. Included in the net loss from discontinued operations was interest expense of $0.4 million for the three months ended March 31, 1998. Interest expense was allocated to the discontinued operations based upon the average fixed asset balance and United Artists' average borrowing rate.

(9)      INCOME TAXES

         Consolidated subsidiaries in which United Artists owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of United Artists.

         At April 1, 1999, United Artists had a net operating loss carryforward for federal income tax purposes of approximately $183.0 million.

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

(10)     SEGMENT INFORMATION

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

         The following table presents certain information relating to the theatre operations and Satellite Theatre Network-TM- segments for the thirteen weeks ended April 1, 1999 and the three months ended March 31, 1998 (amounts in millions):

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(10)     SEGMENT INFORMATION, CONTINUED

                                                                  Theatre             Satellite
                                                                 Operations         Theatre Network         Total
                                                               --------------     -------------------     ----------
         FOR THE THIRTEEN WEEKS ENDED APRIL 1, 1999
         Revenue............................................     $  133.8                  1.1              134.9
         Operating income (loss)............................        (10.6)                 -                (10.6)
         Depreciation and amortization......................         13.9                  0.3               14.2
         Assets.............................................        573.2                  3.9              577.1
         Capital expenditures...............................         21.3                  -                 21.3

         FOR THE THREE MONTHS ENDED MARCH 31, 1998
         Revenue............................................        162.9                  1.4              164.3
         Operating income (loss)............................         12.4                 (0.2)              12.2
         Depreciation and amortization......................         13.2                  0.3               13.5
         Assets.............................................        556.6                  3.9              560.5
         Capital expenditures...............................         17.4                  -                 17.4

(11)     COMPREHENSIVE INCOME

         Separate statements of comprehensive income have not been presented in these financial statements as the only reconciling item between net loss as reflected in the statements of operations and comprehensive income would be the change in United Artists' cumulative foreign currency translation adjustment. For the three months ended March 31,1998, the change in the cumulative foreign currency translation adjustment was $0.1 million.

(12)     COMMITMENTS AND CONTINGENCIES

         United Artists and/or its subsidiaries are involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes, and miscellaneous other matters. In addition, there are various claims against United Artists and/or its subsidiaries relating to certain of the leases held by United Artists and/or its subsidiaries. Although it is not possible to predict the outcome of these proceedings, United Artists believes that such legal proceedings will not have a material adverse effect on the United Artists' financial position, liquidity or results of operations.

         The Americans With Disabilities Act of 1990 (the "ADA") and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. United Artists has established a program to review and evaluate United Artists' theatres and to make any changes that may be required by the ADA. United Artists' believes that the cost of complying with the ADA will not have a material adverse affect on United Artists' financial position, liquidity or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 1999, United Artists changed its reporting period from the traditional calendar quarter and year presentation ending on March 31, June 30, September 30 and December 31 to a presentation ending on the Thursday closest to the calendar quarter or year end. The periods presented below are for the thirteen weeks ended April 1, 1999 and the quarter ended March 31, 1998. The following discussion and analysis of United Artists' financial condition and results of operations should be read in conjunction with United Artists' Condensed Consolidated Financial Statements and related notes thereto. Such financial statements provide additional information regarding United Artists' financial activities and condition.

                              RESULTS OF OPERATIONS
   THIRTEEN WEEKS ENDED APRIL 1, 1999 AND THREE MONTHS ENDED MARCH 31, 1998

The following table summarizes certain operating data of United Artists' theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

                                                       Thirteen Weeks            Three Months               %
                                                           Ended                    Ended               Increase
                                                       April 1, 1999           March 31, 1998*         (Decrease)
                                                      ----------------       -------------------      ------------
Operating Theatres(1)
   Revenue:
     Admissions......................................   $      93.4                 113.4                 (17.6)
     Concession sales................................          37.0                  46.6                 (20.6)
     Other...........................................           4.5                   4.3                   4.7
   Operating expenses:
     Film rental and advertising expenses............          52.1                  60.9                 (14.5)
     Concession costs................................           4.7                   6.5                 (27.7)
     Occupancy expense...............................          23.0                  20.5                  12.2
     Other operating expenses:
        Personnel expense............................          23.1                  22.8                   1.3
        Miscellaneous operating expenses.............          22.4                  22.5                  (0.4)

   Weighted avg. operating theatres(2)...............           315                   332                  (5.1)
   Weighted avg. operating screens(2)................         2,167                 2,154                   0.6
   Weighted avg. screens per avg. theatre............           6.9                   6.5                   6.0
   Admissions per weighted avg.
     operating theatre...............................   $   296,508               341,566                 (13.2)
   Admissions per weighted avg.
     operating screen................................   $    43,101                52,646                 (18.1)
   Concession sales per weighted avg.
     operating theatre...............................   $   117,460               140,361                 (16.3)

   (1) The operating theatres include revenue and expenses of all theatres operated by United Artists that are more than 50% owned.

   (2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

*Restated

REVENUE FROM OPERATING THEATRES

ADMISSIONS: Admissions revenue, admission revenue per weighted average operating theatre and admissions revenue per weighted average operating screen decreased 17.6%, 13.2% and 18.1%, respectively, during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998. These decreases were primarily the result of a 20.6% decrease in attendance, partially offset by a 3.7% increase in the average ticket price. The decrease in attendance was primarily due to the decrease in overall industry attendance associated with the unprecedented success of the film TITANTIC during the three months ended March 31, 1998. In addition to the lower industry attendance, the attendance at certain United Artists' older theatres has been adversely impacted by new theatre construction and certain older theatres have been closed resulting in a decline in the weighted average operating theatres of 5.1%. The increase in the average ticket price was primarily due to selective increases in ticket prices during the summer and holiday periods of 1998.

CONCESSION SALES: Concession sales revenue decreased 20.6% during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998, as a result of the decreased attendance discussed above. Concession sales per weighted average operating theatre decreased only 16.3% during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998 as a result of those concession improvements related to increased emphasis on sales staff training, the opening of several new theatres with more efficient concession operations and the sale or closure of several less productive theatres.

OTHER: Other revenue is derived primarily from on-screen advertising, revenue generated by the Satellite Theatre Network-TM-, electronic video games located in theatre lobbies, theatre rentals, and other miscellaneous sources. Other revenue increased 4.7% for the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998, primarily as a result of a 91.6% increase in slide advertising revenue, partially offset by a 21.4% decrease in Satellite Theatre Network-TM- revenue and a 5.1% decrease in weighted average operating theatres.

OPERATING EXPENSES FROM OPERATING THEATRES

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses decreased 14.5% during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998, primarily as a result of the decrease in admissions revenue discussed above. Film rental and advertising expenses as a percentage of admissions revenue were 55.8% for the thirteen weeks ended April 1, 1999 and 53.7% for the three months ended March 31, 1998. The increase in film rental and advertising expenses as a percentage of admissions revenue related primarily to the shorter run of the films which played during the thirteen weeks ended April 1, 1999. Typically, film rental as a percentage of admission revenue increases the shorter the run of the film.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 27.7% during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998, primarily as a result of the decrease in concession sales revenue discussed above and a decrease in the cost percentage. Concession costs as a percentage of concession sales revenue were 12.7% and 14.0% for the thirteen weeks ended April 1, 1999 and the three months ended March 31, 1998, respectively. The decrease in concession costs as a percent of concession sales for the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998 was primarily due to lower promotional expenses and the rebidding or restructuring of the product and distribution contracts associated with many of United Artists' concession products.

OCCUPANCY EXPENSE: United Artists' typical theatre lease arrangement provides for a base rental as well as contingent rentals that is a function of the underlying theatre's revenue over an agreed upon breakpoint. Occupancy expense increased 12.2% during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998. This increase related to higher base rentals on newly opened theatres and additional sale and leaseback rent, partially offset by fewer weighted average operating theatres. In addition, occupancy expense for the thirteen weeks ended April 1, 1999 and the three months ended March 31, 1998 includes $1.2 million and $0.9 million, respectively, of non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense increased 1.3% during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998. This increase in personnel expense was primarily due to an increase in janitorial and fringe benefit expenses. Personnel expense as a percentage of admissions and concessions revenue was 17.7% for the thirteen weeks ended April 1, 1999 and 14.3% for the three months ended March 31, 1998. The increase in personnel expense as a percentage of admissions and concessions was primarily attributable to the fixed nature of certain of the personnel expenses (i.e., theatre managers' and assistant managers' salaries) and the increase in janitorial and fringe benefit expenses, partially offset by the closure or sale of several less efficient theatres and the opening of several new larger, more efficient multiplex theatres.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses decreased 0.4% during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998, primarily as a result of reductions in utilities, insurance and Satellite Theatre Network-TM-operating expenses, partially offset by slightly higher common area maintenance expenses.

The revenue and operating expenses discussed above are incurred exclusively within United Artists' theatres. The other expense discussions below reflect the combined expenses of corporate, divisional, district and theatre operations.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of costs associated with corporate theatre administration and operating personnel, Satellite Theatre Network-TM- sales and marketing staff and other support functions located at United Artists' corporate headquarters, two film booking and regional operating offices and 14 district theatre operations offices (generally located in theatres). General and administrative expenses increased $0.6 million for the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998 primarily as a result of normal salary adjustments and a $0.2 million reduction in management fees from international theatres previously managed.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs and certain non-compete agreements. Depreciation and amortization increased $0.7 million during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998, primarily due to increased depreciation charges on United Artists' newly opened theatres.

OPERATING INCOME (LOSS)

During the thirteen weeks ended April 1, 1999, United Artists incurred an operating loss of $10.6 million as compared to generating operating income of $12.2 million for the three months ended March 31, 1998. This decrease in operating income relates to lower revenue and higher other operating expenses, partially offset by reduced film rental and advertising expenses and direct concession costs.

INTEREST, NET

Interest, net increased $5.4 million for the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998 due primarily to the redemption of United Artists' preferred stock with the proceeds from the issuance of the Senior Subordinated Notes and a portion of the New Bank Credit Facility.

DISCONTINUED OPERATIONS

During 1998 United Artists established a plan to dispose of its entertainment center business operations. The net loss from the discontinued operations was $1.2 million for the three months ended March 31, 1998. Included in the net loss from discontinued operations for the three months ended March 31, 1998 was interest expense of $0.4 million.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

During the thirteen weeks ended April 1, 1999 and the three months ended March 31, 1998, United Artists incurred net losses available to common stockholders of $25.8 million and $6.7 million, respectively. This decrease relates primarily to the decrease in operating income and the increase in interest, net, partially offset by the loss from discontinued operations and the dividends on preferred stock.

                         LIQUIDITY AND CAPITAL RESOURCES

For the thirteen weeks ended April 1, 1999, $21.0 million of cash was used in United Artists' operating activities. This operating use of cash, in addition to $15.4 million of cash used for capital expenditures and other investing activities, was provided by $34.2 million of financing activities and $2.2 million of cash balances available at December 31, 1998.

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

During May 1998, United Artists completed the offering of $225.0 million of its 9.75% Fixed Rate Subordinated Notes due April 15, 2008, and the offering of $50.0 million of its Floating Rate Subordinated Notes due October 15, 2007 and entered into the $450.0 million New Bank Credit Facility with a final maturity of April 21, 2007.

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

As part of its strategic plan, United Artists intends to continue to dispose of, through sale or lease terminations, certain of its non-strategic or underperforming operating theatres and real estate. Net proceeds, if any, from these increased disposition efforts are expected to be used to repay existing debt or to be redeployed into the renovation and/or expansion of existing theatres and new, larger (in terms of screens), higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, negotiations are ongoing with respect to several theatres and parcels of real estate. During the thirteen weeks ended April 1, 1999, United Artists closed or sold six theatres (27 screens). The theatres that were closed were primarily smaller, older theatres that were not part of United Artists' long term strategic plans or were underperforming.

In an effort to limit the amount of investment exposure on any one project, United Artists typically develops theatre projects where both the land and building are leased through long-term operating leases. Where such lease transactions are unavailable, however, United Artists will invest in the land and development of the entire theatre facility (fee-owned) and then seek to enter into a sale and leaseback transaction. Regardless of whether the theatre is leased or fee-owned, in most cases the equipment and other theatre fixtures are owned by United Artists. For the thirteen weeks ended April 1, 1999, United Artists invested $10.2 million on eight theatres (101 screens) which opened during 1998 and approximately $11.1 million on the development of three new theatres (41 screens), one theatre (12 screens) on an existing drive-in and renovations, expansions, and the addition of stadium seating to four existing theatres (51 screens) expected to open during the remainder of 1999 and recurring maintenance to certain existing theatres.

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

In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. At April 1, 1999, approximately $9.1 million of the sales proceeds were held in escrow and will be paid under the terms of the sale and leaseback to reimburse UATC for certain of the construction costs associated with the two theatres.

At April 1, 1999, United Artists had entered into construction or lease agreements for three new theatres (41 screens), one theatre (12 screens) on an existing drive-in and for renovations, expansions and the addition of stadium seating to four existing theatres (51 screens) that United Artists intends to open during 1999. United Artists estimates that capital expenditures associated with these theatres and ongoing maintenance will aggregate approximately $39.0 million, exclusive of the cash received from the 1997 sale and leaseback. Such amounts relate only to projects in which United Artists had executed a definitive lease and all significant lease contingencies have been satisfied. United Artists expects additional capital expenditures, primarily with regard to the renovation or expansion of existing key locations. Because a significant portion of United Artists' future capital spending plans relate to the renovation and/or expansion of existing key locations, the timing of such commitments and expenditures are much more flexible and thus can be matched to net cash provided by operating activities, asset sales and other sources of capital.

United Artists is party to interest rate collar agreements on $225.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6% and 7 1/2% per annum and LIBOR interest rate floors ranging between 5 1/4% and 5 1/2%, and expire at various dates through August 2001. The terms of the New Bank Credit Facility require United Artists to obtain interest rate hedges on a certain portion of its indebtedness thereunder. Amounts paid to the counterparties to the interest rate collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

United Artists believes that the net cash provided by operations in future periods and borrowings available under the New Bank Credit Facility will be sufficient to fund its future cash requirements. United Artists expects the future cash requirements will principally be for repayments of indebtedness, working capital requirements and capital expenditures. United Artists' future operating performance and ability to service its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond United Artists' control. Additionally, United Artists' ability to incur additional indebtedness may be limited by convenants contained in the Participation Agreement relating to the 1995 Sale and Leaseback discussed above.

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

COMPUTER BASED SYSTEMS IN UNITED ARTISTS' THEATRES: United Artists' theatres utilize a number of computerized systems that may encounter year 2000 problems. Some of the systems that may experience year 2000 problems include the point-of-sale ("POS") system, the projection and sound system, the energy management system and other ancillary systems. The POS system records sales transactions, issues admission tickets and relays the daily operational information to United Artists' corporate computer system. United Artists initiated a plan to replace its outdated POS system in 1993. The new POS system has been tested and is expected to be year 2000 compliant. At April 1, 1999, replacement of United Artists' POS system was approximately 70% complete. United Artists expects that by December 31, 1999 all of its operating theatres will be equipped with the new POS system. If the new POS system were to malfunction or fail, manual backup systems currently in place at the theatres could be utilized.

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

COMPUTER BASED SYSTEMS AT UNITED ARTISTS' ADMINISTRATIVE OFFICES: United Artists' corporate administrative offices utilize a number of computerized systems that may encounter year 2000 problems. The most significant of these systems are the financial information systems (i.e. general ledger, accounts payable, payroll and management information systems), and the telecommunications systems. During 1998 United Artists purchased and implemented a new general ledger and accounts payable system. An upgrade to the existing payroll system will be implemented during 1999. These financial information systems have been tested and appear to be year 2000 compliant. A failure of any of these systems could impact the ability of United Artists to provide accurate financial information. Such failure or malfunction could also delay payments to both vendors and employees. While manual systems of information gathering and monetary disbursements are available, these backup manual systems would be very expensive to utilize.

The telecommunications systems allow United Artists to obtain the daily operational information for each of its theatres and to communicate with the theatres and all vendors and suppliers. The telecommunication systems have been tested and appear to be year 2000 compliant.

PRODUCTS AND SERVICES PROVIDED BY OUTSIDE VENDORS: United Artists is very dependent upon products and services provided by outside vendors. Year 2000 compliance by these vendors is voluntary and outside of the control of United Artists. The major products and services that United Artists is dependent upon vendors for are film supply, concessions inventory and utilities. If any of these vendors were to experience year 2000 problems, United Artists could experience material and adverse consequences. United Artists has been advised by its major vendors that they expect to be year 2000 compliant.

United Artists is very dependent upon the banking industry for depositing daily cash receipts and making vendor and payroll disbursements. United Artists primarily utilizes large, national banks and generally anticipates no material and adverse year 2000 problems from them. If, however, the banking industry were to experience year 2000 problems, United Artists could experience material and adverse consequences.

Although this review is still in progress, United Artists believes that conversion requirements will not result in significant disruption of United Artists' business operations or have a material adverse effect on its future liquidity or results of operations. United Artists' cost associated with year 2000 upgrades and preventative measures is expected to be less than $0.5 million.

                        NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Emerging Issues Task Force (EITF) released No. 97-10, "The Effect of Leasee Involvement in Asset Construction." Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. In certain construction projects, United Artists is responsible for directly paying project costs that are in excess of an agreed upon amount to be paid for by the owner-lessor. Generally, these project costs paid by United Artists include elements that are considered to be structural in nature as defined by Issue No. 97-10. As a result, United Artists believes it would be considered the owner of these projects during construction. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction does not commence by December 31, 1999. Unless United Artists changes the manner in which it contracts for the construction of theatres, United Artists believes that Issue No. 97-10 will require certain of its future operating leases to be recorded as lease financing obligations. United Artists is in the process of evaluating the impact of Issue No. 97-10 on its consolidated financial position, results of operation and cash flows.

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"),
"Accounting for Derivative Instruments and Hedging Activities." The Statement expands the definition of derivatives and requires that derivative instruments be recorded at fair market value on the balance sheet and changes in the fair value be recognized in the calculation of net income unless specific hedge accounting criteria are met. Qualifying financial instruments to which United Artists is a party include borrowings under the New Bank Credit Facility, interest rate swap agreements and interest rate collar agreements. The effective date for SFAS No. 133 is for fiscal years beginning after June 15, 1999. United Artists has not quantified the impact of adopting SFAS No. 133 on its financial position, results of operation or cash flow and has not determined the timing of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in net income and comprehensive income.

During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Reporting on Internal Use Software" and Statement of Position 98-5 ("SOP 98-5") "Reporting on Start-up Costs." SOP 98-1 provides guidance on accounting for the cost of computer software obtained for internal use and requires that certain costs of internally generated computer software be capitalized rather than expensed. SOP 98-5 requires that entities expense the costs of start-up activities as they are incurred. The effective date for SOP 98-1 and SOP 98-5 is for fiscal years beginning after December 15, 1998. Adoption of SOP 98-1 and SOP 98-5 has not materially effected United Artists' consolidated financial position, results of operation or cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                                Expected Maturity Date
                                                        April 1,                                             Fair
                                       2000     2001     2002     2003     2004     Thereafter     Total     Value
                                       ----     ----     ----     ----     ----     ----------     -----     -----
Long-Term Debt
  Fixed Rate                           $ 4.7      3.0      0.5     0.4      0.4       228.3        236.8     203.1
  Avg. Interest Rate                     9.0%     9.4      7.9     7.8      7.8         9.7          9.7
  Floating Rate                        $ 3.5      3.5      5.6    15.8     27.8       401.1        457.3     457.3
  Avg. Interest Rate                    (1)      (1)      (1)     (1)      (1)         (1)          (1)
Interest Rate Collars
  (notional amount)                    $75.0      -      150.0     -        -           -          225.0       (0.8)
Avg. Interest Rate
  Interest Rate Cap                     (2)      (2)      (2)     (2)      (2)         (2)          (2)
  Interest Rate Floor                   (3)      (3)      (3)     (3)      (3)         (3)          (3)

(1)  The weighted average floating interest rate at April 1, 1999 was 8.84%.

(2) The average interest rate cap was 6.5% through July 1999 and 6.0% through August 2001.

(3) The average interest rate floor was 5.4% through July 1999 and 5.5% through August 2001.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27 Financial Data Schedule

(b)  Reports on Form 8-K

On April 9, 1999, United Artists filed a Form 8-K with the Securities and Exchange Commission.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNITED ARTISTS THEATRE COMPANY
                                           (Registrant)



                                           /S/ Trent J. Carman
                                           -----------------------------------
                                           BY: Trent J. Carman
                                               Chief Financial Officer


Date:  May 13, 1999