Form 10-Q
period 1999-07-01
UNITED ARTISTS THEATRE CO
filed 1999-08-11
CIK 889571

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                F O R M 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 1, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________


Commission File Numbers:           333-56985
                                   333-56999


                         UNITED ARTISTS THEATRE COMPANY
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                         84-1198391
---------------------------------------                     -------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)


  9110 East Nichols Avenue, Suite 200
         Englewood, Colorado                                       80112
---------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

         Registrant's telephone number, including area code:    (303) 792-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

As of August 9, 1999, 11,551,383 share of Class A Common Stock, 365,871 share of Class B Common Stock (including options to acquire 332,696 shares of Class B Common Stock exercisable within 60 days of such date) and 10,542 shares of Class C Common Stock were outstanding.

                         UNITED ARTISTS THEATRE COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                                  JULY 1, 1999
                                   (UNAUDITED)

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                               PAGE NUMBER
                                                                                -----------

     ITEM 1.      FINANCIAL STATEMENTS

      UNITED ARTISTS THEATRE COMPANY
                   Condensed Consolidated Balance Sheets...............................4
                   Condensed Consolidated Statements of Operations ....................5
                   Condensed Consolidated Statement of Stockholders' Equity
                      (Deficit)........................................................6
                   Condensed Consolidated Statements of Cash Flow......................7
                   Notes to Condensed Consolidated Financial Statements................8

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............16

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          ABOUT MARKET RISK...........................................24

PART II     OTHER INFORMATION

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K....................................25

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD LOOKING STATEMENTS

CERTAIN OF THE MATTERS DISCUSSED IN THIS FORM 10-Q MAY CONSTITUTE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE UNCERTAINTIES AND OTHER FACTORS AND THE ACTUAL RESULTS AND PERFORMANCE OF UNITED ARTISTS MAY BE MATERIALLY DIFFERENT FROM FUTURE RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH STATEMENTS. CAUTIONARY STATEMENTS REGARDING THE RISKS ASSOCIATED WITH SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE STATEMENTS INCLUDED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." CERTAIN OF SUCH RISKS AND UNCERTAINTIES RELATE TO THE HIGHLY LEVERAGED NATURE OF UNITED ARTISTS, THE RESTRICTIONS IMPOSED ON UNITED ARTISTS BY CERTAIN INDEBTEDNESS, THE SENSITIVITY OF UNITED ARTISTS TO ADVERSE TRENDS IN THE GENERAL ECONOMY, THE HIGH DEGREE OF COMPETITION IN UNITED ARTISTS' INDUSTRY, THE VOLATILITY OF UNITED ARTISTS' QUARTERLY RESULTS, THE DEPENDENCE OF UNITED ARTISTS ON FILMS AND DISTRIBUTORS AND ON ITS ABILITY TO OBTAIN POPULAR MOTION PICTURES, THE CONTROL OF UNITED ARTISTS BY THE MERRILL LYNCH CAPITAL PARTNERS, INC. ("MLCP") AND THE DEPENDENCE OF UNITED ARTISTS ON KEY PERSONNEL, AMONG OTHERS.

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO UNITED ARTISTS ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                              (Amounts in Millions)
                                   (Unaudited)

                                                               July 1, 1999   December 31, 1998
                                                               ------------   -----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ...................................  $    7.0             8.2
  Receivables, net ............................................      10.7            19.4
  Prepaid expenses and concessions inventory ..................      18.5            15.0
  Other assets ................................................       0.3             0.7
                                                                 --------         -------
      Total current assets ....................................      36.5            43.3

Investments and related receivables ...........................       6.7             8.3
Property and equipment, at cost:
  Land                                                               41.4            44.0
  Theatre buildings, equipment and other ......................     608.9           592.5
                                                                 --------         -------
                                                                    650.3           636.5
  Less accumulated depreciation and amortization ..............    (236.2)         (216.4)
                                                                 --------         -------
                                                                    414.1           420.1

Intangible assets, net ........................................      76.5            81.3
Net assets of discontinued operations (note 7) ................       3.4             3.4
Other assets, net (note 3) ....................................      21.3            22.7
                                                                 --------         -------
                                                                 $  558.5           579.1
                                                                 --------         -------
                                                                 --------         -------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ............................................  $   88.9            93.9
  Accrued and other liabilities ...............................      40.0            40.7
  Current portion of long-term debt (notes 3 and 6) ...........       7.2             8.5
                                                                 --------         -------
      Total current liabilities ...............................     136.1           143.1

Other liabilities (note 4)                                           49.0            48.3
Debt (notes 3 and 6) ..........................................     676.9           645.4
Liabilities to discontinued operations (note 7) ...............       4.1             4.9
                                                                 --------         -------
     Total liabilities ........................................     866.1           841.7

Minority interests in equity of consolidated subsidiaries .....       5.6             5.6

Stockholders' equity (deficit) (note 3):
 Common stock:
     Class A ..................................................       0.1             0.1
     Class B ..................................................       -               -
     Class C ..................................................       -               -
 Additional paid-in capital ...................................      51.1            51.1
 Accumulated deficit ..........................................    (362.0)         (317.5)
 Cumulative foreign currency translation adjustment ...........      (0.4)            -
 Treasury stock ...............................................      (2.0)           (1.9)
                                                                 --------         -------
     Total stockholders' equity (deficit) .....................    (313.2)         (268.2)
                                                                 --------         -------
                                                                 $  558.5           579.1
                                                                 --------         -------
                                                                 --------         -------

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                              (Amounts in Millions)
                                   (Unaudited)

                                                     Thirteen       Twenty-Six
                                                       Weeks          Weeks         Three Months      Six Months
                                                       Ended          Ended            Ended            Ended
                                                   July 1, 1999    July 1, 1999    June 30, 1998*   June 30, 1998*
                                                   ------------    ------------    --------------   --------------
Revenue:
  Admissions ....................................... $  114.3         207.7             106.2            219.6
  Concession sales .................................     46.6          83.6              44.3             90.9
  Other ............................................      6.6          11.1               4.5              8.8
                                                     --------       -------           -------          -------
                                                        167.5         302.4             155.0            319.3
                                                     --------       -------           -------          -------
Costs and expenses:
  Film rental and advertising expenses .............     64.7         116.8              59.1            120.0
  Direct concession costs ..........................      6.4          11.1               7.0             13.5
  Occupancy expense (note 4) .......................     23.6          46.6              20.6             41.1
  Other operating expenses .........................     48.0          93.5              46.1             91.4
  General and administrative .......................      5.8          11.8               5.8             11.2
  Depreciation and amortization ....................     13.0          27.2              12.4             25.9
  Provisions for impairment (note 9) ...............      9.8           9.8               7.6              7.6
                                                     --------       -------           -------          -------
                                                        171.3         316.8             158.6            310.7
                                                     --------       -------           -------          -------

      Operating income (loss) from continuing
         operations ................................     (3.8)        (14.4)             (3.6)             8.6

Other income (expense):
  Interest, net (notes 3 and 6) ....................    (16.6)        (32.0)            (14.5)           (24.5)
  Gain on disposition of assets ....................      2.8           3.5               0.4              0.6
  Share of losses of affiliates, net ...............      -             -                (0.2)            (0.2)
  Minority interests in earnings of
    consolidated subsidiaries ......................     (0.6)         (0.7)             (0.3)            (0.7)
  Other, net .......................................     (0.4)         (0.6)             (0.9)            (1.4)
                                                     --------       -------           -------          -------
                                                        (14.8)        (29.8)            (15.5)           (26.2)
      Loss from continuing operations before
        income tax expense, discontinued
        operations and extraordinary item ..........    (18.6)        (44.2)            (19.1)           (17.6)
Income tax expense (note 8) ........................     (0.1)         (0.3)             (0.4)            (0.7)
                                                     --------       -------           -------          -------
      Loss from continuing operations ..............    (18.7)        (44.5)            (19.5)           (18.3)
Discontinued operations (note 7) ...................      -             -                (1.2)            (2.4)
                                                     --------       -------           -------          -------
      Net loss before extraordinary item ...........    (18.7)        (44.5)            (20.7)           (20.7)
Extraordinary item - loss on early
  extinguishment of debt (note 3) ..................      -             -                (7.9)            (7.9)
                                                     --------       -------           -------          -------
      Net loss .....................................    (18.7)        (44.5)            (28.6)           (28.6)
Dividend on preferred stock (note 3)                      -             -                (2.3)            (9.0)
                                                     --------       -------           -------          -------
      Net loss available to common
        stockholders ............................... $  (18.7)        (44.5)            (30.9)           (37.6)
                                                     --------       -------           -------          -------
                                                     --------       -------           -------          -------

*Restated

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                              (Amounts in Millions)
                                   (Unaudited)


                                            Common   Common   Common   Additional
                                             stock    stock    stock    paid-in   Accumulated
                                            Class A  Class B  Class C   capital     deficit
                                            -------  -------  -------   -------     -------
Balance at January 1, 1999 ................ $  0.1         -        -     51.1      (317.5)

Purchase of treasury stock ................    -           -        -      -           -

Foreign currency translation adjustment ...    -           -        -      -           -

Net loss ..................................    -           -        -      -         (44.5)
                                            -------  -------  -------   -------     --------
Balance at July 1, 1999 ................... $  0.1         -        -     51.1      (362.0)
                                            =======  =======  =======   =======     =========


                                              Cumulative
                                           foreign currency                Total
                                             translation     Treasury   stockholders'
                                              adjustment      stock    equity (deficit)
                                              ----------      -----    ----------------
Balance at January 1, 1999 ................         -         (1.9)        (268.2)

Purchase of treasury stock ................         -         (0.1)          (0.1)

Foreign currency translation adjustment ...        (0.4)       -             (0.4)

Net loss ..................................         -          -            (44.5)
                                               ----------     -----        -------
Balance at July 1, 1999 ...................        (0.4)      (2.0)        (313.2)
                                               ==========     =====        =======

    See accompanying notes to condensed consolidated financial statements

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                              (Amounts in Millions)
                                   (Unaudited)

                                                                          Twenty-Six Weeks    Six Months
                                                                                Ended            Ended
                                                                             July 1, 1999   June 30, 1998*
                                                                          ----------------  --------------
Net cash provided by (used in) operating activities ....................        $(14.0)            9.4
                                                                                ------         -------

Cash flow from investing activities:
     Capital expenditures ..............................................         (24.8)          (54.4)
     Proceeds from disposition of assets ...............................           7.3             4.5
     Investments in and receivables from theatre joint ventures ........           1.8               -
     Other, net ........................................................          (1.2)            1.5
                                                                                ------         -------
       Net cash used in investing activities ...........................         (16.9)          (48.4)
                                                                                ------         -------

Cash flow from financing activities:
     Proceeds from issuance of Senior Subordinated Notes ...............             -           267.4
     Debt borrowings ...................................................          99.0           437.0
     Debt repayments ...................................................         (68.8)         (381.5)
     Redemption of preferred stock .....................................             -          (159.2)
     Repurchase of Senior Secured Notes ................................             -          (128.6)
     Increase in cash overdraft ........................................           1.2             8.0
     Other, net ........................................................          (1.7)           (7.0)
                                                                                ------         -------
       Net cash provided by financing activities .......................          29.7            36.1
                                                                                ------         -------

       Net decrease in cash ............................................          (1.2)           (2.9)

Cash and cash equivalents:
     Beginning of period ...............................................           8.2            10.8
                                                                                ------         -------
     End of period .....................................................         $ 7.0             7.9
                                                                                ------         -------
                                                                                ------         -------

Reconciliation of net loss to net cash provided by (used in) operating activities:
     Net loss ..........................................................        $(44.5)          (28.6)
     Discontinued operations ...........................................          (0.8)            0.7
     Extraordinary item ................................................             -             7.9
     Effect of leases with escalating minimum annual rentals ...........           2.4             1.8
     Depreciation and amortization .....................................          27.2            25.9
     Provisions for impairment .........................................           9.8             7.6
     Gain on disposition of assets .....................................          (3.5)           (0.6)
     Share of losses of affiliates, net ................................             -             0.2
     Minority interests in earnings of consolidated subsidiaries .......           0.7             0.7
     Change in assets and liabilities:
       Receivables .....................................................          (1.3)            1.0
       Prepaid expenses and concession inventory .......................          (3.5)            2.4
       Other assets ....................................................          (1.9)              -
       Accounts payable ................................................          (0.1)           (3.9)
       Accrued and other liabilities ...................................           1.5            (5.7)
                                                                                ------         -------
           Net cash provided by (used in) operating activities .........        $(14.0)            9.4
                                                                                ------         -------
                                                                                ------         -------

*Restated

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                               AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 July 1, 1999
                                  (Unaudited)


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

(2)      CHANGE IN REPORTING PERIOD

         During 1999, United Artists changed its reporting period from the traditional calendar quarter and year presentation ending on March 31, June 30, September 30 and December 31 to a presentation ending on the Thursday closest to the calendar quarter or year end. This change was made to more accurately reflect United Artists' natural business cycle. The periods presented in these financial statements are for the thirteen and twenty-six weeks ended July 1, 1999 and the three and six months ended June 30, 1998.

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

         As a result of the repayment of the Bank Credit Facility and redemption of the Senior Secured Notes, United Artists recognized an extraordinary loss on the early extinguishment of debt during the three and six months ended June 30, 1998 of approximately $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.


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

         In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. During the thirteen weeks ended July 1, 1999, approximately $9.1 million of the sales proceeds were received from the escrow account to reimburse UATC for certain of the construction costs associated with the two theatres. The lease has a term of 22 years with options to extend for an additional 10 years.


(5)      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash payments for interest were $31.8 million and $22.7 million for the twenty-six weeks ended July 1, 1999 and the six months ended June 30, 1998 respectively.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(5)      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, CONTINUED

         United Artists accrued $9.0 million of dividends during the six months ended June 30, 1998 on its preferred stock. The preferred stock was redeemed during 1998 as part of the recapitalization (see Note 3).


(6)      DEBT

         Debt is summarized as follows (amounts in millions):

                                                                    July 1, 1999        December 31, 1998
                                                                    ------------        -----------------
                  New Bank Credit Facility (a)....................   $    398.5                365.3
                  Senior Subordinated Notes (b)...................        275.0                275.0
                  Other (c).......................................         10.6                 13.6
                                                                          -----                -----
                                                                          684.1                653.9
                  Less current portion............................         (7.2)                (8.5)
                                                                          -----                -----
                                                                     $    676.9                645.4
                                                                          -----                -----
                                                                          -----                -----

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

                  The New Bank Credit Facility includes several financial covenants that must be complied with on a quarterly basis. A certificate demonstrating compliance must be submitted within 60 days subsequent to quarter end. Due primarily to the unprecedented decline in attendance during the first quarter of 1999, United Artists believes it will not be in compliance with certain of its existing financial covenants for the period ending July 1, 1999. United Artists is in discussion with its banking group to obtain a waiver or amendment with respect thereto.

         (b) The Senior Subordinated Notes consist of $225.0 million of the 9.75% Fixed Rate Subordinated Notes and $50.0 million of the Floating Rate Subordinated Notes. Interest on the Fixed Rate Subordinated Notes is due semi-annually. Interest on the Floating Rate Subordinated Notes is due quarterly and is calculated based upon the three month LIBOR rate plus 4.375%.

                  The Fixed Rate Subordinated Notes may be redeemed at the option of United Artists, in whole, or in part, any time on or after April 15, 2003. The Floating Rate Subordinated Notes may be redeemed at the option of United Artists, in whole or in part, any time on or after April 15, 1999. Upon a change of control (as defined in the respective indentures (the "Indentures") under which the Senior Subordinated Notes were issued), the holders of the Senior Subordinated Notes have the right to require United Artists to purchase all or any portion of such holders Senior Subordinated Notes at a purchase price equal to 101% of the principal amount thereof together with accrued and unpaid interest, if any, to the date of purchase.

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

         (c) Other debt at July 1, 1999 consists of various term loans, mortgage notes, capital leases, seller notes and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

         At July 1, 1999, United Artists was party to interest rate collar agreements on $225.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(6)      DEBT, CONTINUED

         6% and 7 1/2% and LIBOR interest rate floors ranging between 5 1/4% and 5 1/2% that expire at various dates through August 2001. United Artists is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As United Artists has historically received payments relating to its various interest hedge agreements, it does not anticipate such non-performance in the future. Amounts paid to the counterparties to the interest collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

         At July 1, 1999, United Artists had approximately $48.0 million of Revolving Facility commitments, $3.7 million of which has been used for the issuance of letters of credit. United Artists pays commitment fees of 5/8% per annum on the average unused commitments.

         The primary source of principal and interest payments related to the New Bank Credit Facility and the Senior Subordinated Notes comes from payments by UATC to United Artists. The amount of payments by UATC to United Artists may be limited from time to time by covenants included in the Participation Agreement relating to the 1995 Sale and Leaseback. (see Note 4).

         Interest, net includes amortization of deferred loan costs of $0.5 million and $0.2 million for the thirteen weeks ended July 1, 1999 and the three months ended June 30, 1998, respectively and $0.9 million and $0.7 million for the twenty-six weeks ended July 1, 1999 and the six months ended June 30, 1998, respectively. Additionally, interest, net includes interest income of $0.9 million and $0.4 million for the thirteen weeks ended July 1, 1999 and the three months ended June 30, 1998, respectively and $1.1 million and $0.5 million for the twenty-six weeks ended July 1, 1999 and for the six months ended June 30, 1998, respectively.

(7)      DISCONTINUED OPERATIONS

         During 1998, United Artists established a plan to dispose of its entertainment center business operations. Current and prior period results for the entertainment center business operations have been classified separately in the accompanying statements of operations as discontinued operations.

         Net assets of the discontinued operations were $3.4 million at July 1, 1999 and December 31, 1998. Liabilities related to the discontinued operations were $4.1 million at July 1, 1999 and $4.9 million at December 31, 1998, respectively. The net loss from discontinued operations was $1.2 million and $2.4 million for the three and six months ended June 30, 1998, respectively. Revenue generated by the discontinued operations was $0.1 million and $0.3 million for the thirteen weeks ended July 1, 1999 and the three months ended June 30, 1998, respectively, and $0.2 million and $0.7 million for the twenty-six weeks ended July 1, 1999 and the six months ended June 30, 1998, respectively. Included in the net loss from discontinued operations was interest expense of $0.4 million and $0.8 for the three and six months ended June 30, 1998, respectively. Interest expense was allocated to the discontinued operations based upon the average fixed asset balance and United Artists' average borrowing rate.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(8)      INCOME TAXES

         Consolidated subsidiaries in which United Artists owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of United Artists.

         At July 1, 1999, United Artists had a net operating loss carryforward for federal income tax purposes of approximately $183.0 million.

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


(9)      PROVISIONS FOR IMPAIRMENTS

         During the thirteen and twenty-six weeks ended July 1, 1999, United Artists recorded non-cash charges for the impairment of its long-lived assets of $9.8 million and, during the three and six months ended June 30, 1998, recorded non-cash charges for the impairment of its long-lived assets of $7.6 million. These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).


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

         The following table presents certain information relating to the theatre operations and Satellite Theatre Network-TM- segments for the thirteen and twenty-six weeks ended July 1, 1999 and the three and six months ended June 30, 1998 (amounts in millions):

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued


(10)     SEGMENT INFORMATION, CONTINUED

                                                               Theatre           Satellite
                                                              Operations      Theatre Network    Total
                                                              ----------      ---------------    -----
         FOR THE THIRTEEN WEEKS ENDED JULY 1, 1999
         Revenue                                                 $165.9             1.6           167.5
         Operating income (loss)                                   (3.7)           (0.1)           (3.8)
         Depreciation and amortization                             12.7             0.3            13.0
         Assets                                                   554.6             3.9           558.5
         Capital expenditures                                       6.3               -             6.3

         FOR THE THREE MONTHS ENDED JUNE 30, 1998
         Revenue                                                  153.4             1.6           155.0
         Operating income (loss)                                   (3.6)              -            (3.6)
         Depreciation and amortization                             12.1             0.3            12.4
         Assets                                                   588.4             3.9           592.3
         Capital expenditures                                      37.0               -            37.0

         FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 1999
         Revenue                                                  299.7             2.7           302.4
         Operating income (loss)                                  (14.3)           (0.1)          (14.4)
         Depreciation and amortization                             26.6             0.6            27.2
         Assets                                                   554.6             3.9           558.5
         Capital expenditures                                      27.6               -            27.6

         FOR THE SIX MONTHS ENDED JUNE 30, 1998
         Revenue                                                  316.3             3.0           319.3
         Operating income (loss)                                    8.8            (0.2)            8.6
         Depreciation and amortization                             25.3             0.6            25.9
         Assets                                                   588.4             3.9           592.3
         Capital expenditures                                      54.4               -            54.4


(11)     COMPREHENSIVE INCOME

         Separate statements of comprehensive income have not been presented in these financial statements as the only reconciling item between net loss as reflected in the statements of operations and comprehensive income would be the change in United Artists' cumulative foreign currency translation adjustment. For the thirteen and twenty-six weeks ended July 1, 1999, the change in the cumulative foreign currency translation adjustment was $(0.4) million. For the three and six months ended June 30, 1998, the change in the cumulative foreign currency translation adjustment was $0.1 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 1999, United Artists changed its reporting period from the traditional calendar quarter and year presentation ending on March 31, June 30, September 30 and December 31 to a presentation ending on the Thursday closest to the calendar quarter or year end. The periods presented below are for the thirteen and twenty-six weeks ended July 1, 1999 and the three and six months ended June 30, 1998. The following discussion and analysis of United Artists' financial condition and results of operations should be read in conjunction with United Artists' Condensed Consolidated Financial Statements and related notes thereto. Such financial statements provide additional information regarding United Artists' financial activities and condition.

                              RESULTS OF OPERATIONS
              THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 1, 1999 AND
                    THREE AND SIX MONTHS ENDED JUNE 30, 1998

The following table summarizes certain operating data of United Artists' theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

                                                 Thirteen          Three                  Twenty-Six        Six
                                                   Weeks          Months                     Weeks         Months
                                                   Ended           Ended             %       Ended          Ended,           %
                                                  July 1,         June 30,      Increase     July 1,       June 30,     Increase
                                                   1999             1998       (Decrease)    1999           1998       (Decrease)
                                                 ---------       ---------     ----------  ---------       --------     ---------
Operating Theatres (1)
   Revenue:
     Admissions ..............................     $114.3           106.2           7.6%      207.7          219.6        (5.4)%
     Concession sales ........................       46.6            44.3           5.2        83.6           90.9        (8.0)
     Other ...................................        6.6             4.5          46.7        11.1            8.8        26.1
   Operating Expenses:
     Film rental and advertising expenses ....       64.7            59.1           9.5       116.8          120.0        (2.7)
     Concession costs ........................        6.4             7.0          (8.6)       11.1           13.5       (17.8)
     Occupancy expense .......................       23.6            20.6          14.6        46.6           41.1        13.4
     Other Operating Expenses
        Personnel expense ....................       25.3            23.4           8.1        48.4           46.2         4.8
        Miscellaneous operating expenses .....       22.7            22.7             -        45.1           45.2        (0.2)

   Weighted Avg. Operating Theatres(2) .......        312             328          (4.9)        313            330        (5.2)
   Weighted Avg. Operating Screens(2) ........      2,145           2,161          (0.7)      2,157          2,158        (0.1)
   Weighted Avg. Screens Per Theatre .........        6.9             6.6           4.4         6.9            6.5         5.4

   Admissions Per Weighted Avg. Operating
     Theatre .................................    366,346         323,780          13.2     663,578        665,455        (0.3)
   Admissions Per Weighted Avg. Operating
     Screen ..................................     53,287          49,144           8.4      96,291        101,761        (5.4)
   Concession Sales Per Weighted Avg
     Operating Theatre .......................    149,359         135,061          10.6     267,093        275,455        (3.0)


   (1) The operating theatres include revenue and expenses of all theatres operated by United Artists which are more than 50% owned.

   (2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

REVENUE FROM OPERATING THEATRES

ADMISSIONS: Admission revenue, admissions per weighted average operating theatre and admissions per weighted average operating screen increased 7.6%, 13.2%, and 8.4%, respectively, during the thirteen weeks ended July 1, 1999 as compared to the three months ended June 30, 1998. These increases were primarily due to a 1.4% increase in attendance during the period and a 6.1% increase in the average ticket price. Additionally, United Artists closed and/or sold several underperforming theatres which resulted in a decline in the weighted average operating theatres and screens of 4.9% and 0.7%, respectively, during the period. The increase in attendance during the thirteen weeks ended July 1, 1999 was primarily due to the success of several films released during the period. Admissions revenue, admissions per weighted average operating theatre and admissions per weighted average operating screen decreased 5.4%, 0.3% and 5.4%, respectively, during the twenty-six weeks ended July 1, 1999 as compared to the six months ended June 30, 1998. These decreases were primarily due a 9.9% decrease in attendance during the period, partially offset by a 5.0% increase in the average ticket price. The decrease in attendance during the twenty-six weeks ended July 1, 1999 was primarily due to the short run of several films released at the end of 1998 and a somewhat weak film release schedule during the first four months of 1999, as compared to the unprecedented success of the film TITANTIC during the same 1998 period. In addition to lower industry attendance during the thirteen weeks ended April 1, 1999, certain of United Artists' older theatres were adversely impacted by new stadium theatre construction. The increases in average ticket prices for the thirteen and twenty-six weeks ended July 1, 1999 were primarily due to certain selective ticket price increases during 1998 and 1999.

CONCESSION SALES: Concession sales increased 5.2% and decreased 8.0% during the thirteen and twenty-six weeks ended July 1, 1999, respectively, as compared to the three and six months ended June 30, 1998. The increase in concession sales for the thirteen weeks ended July 1, 1999 was primarily due to a 3.7% increase in the average concession sale per patron, and the increased attendance discussed above. The decrease in concession sales for the twenty-six weeks ended July 1, 1999 was primarily due to the decreased attendance discussed above, partially offset by a 2.1% increase in the average concession sale per patron. Concession sales per weighted average operating theatre increased 10.6% and decreased only 3.0% during the thirteen and twenty-six weeks ended July 1, 1999, respectively, as compared to the three and six months ended June 30, 1998. The increases in the average concession sale per patron were primarily attributable to certain selective price increases during 1998 and 1999, additional concession menu items, concession improvements related to increased emphasis on sales staff training, the opening of several new theatres with more efficient concession operations and the sale or closure of several less productive theatres.

OTHER: Other revenue is derived primarily from on-screen advertising, revenue generated by the Satellite Theatre Network-TM-, electronic video games located in theatre lobbies, theatre rentals, and other miscellaneous sources. Other revenue increased 46.7% and 26.1% during the thirteen and twenty-six weeks ended July 1, 1999, respectively as compared to the three and six months ended June 30, 1998 primarily as a result of increases in on-screen advertising revenue. During the thirteen and twenty-six weeks ended July 1, 1999, on-screen advertising increased 190.8% and 145.8%, respectively. Revenue generated by the Satellite Theatre Network-TM- increased 4.0% and decreased 9.6% during the thirteen and twenty-six weeks ended July 1, 1999, respectively.

OPERATING EXPENSES FROM OPERATING THEATRES

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses increased 9.5% and decreased 2.7% during the thirteen and twenty-six weeks ended July 1, 1999, respectively, as compared to the three and six months ended June 30, 1998, primarily as a result of the admission revenue fluctuations discussed above. Film rental and advertising expenses as a percentage of admissions revenue for the thirteen weeks ended July 1, 1999 and the three months ended June 30, 1998 were 56.6% and 55.6%, respectively, and 56.2% and 54.6% for the twenty-six weeks ended

July 1, 1999 and the six months ended June 30, 1998, respectively. The increase in film rental and advertising expenses as a percentage of admissions revenue related primarily to higher than average film terms associated with certain films released in May and June and the shorter run of the films which played during the first four months of 1999. Typically, film rental as a percentage of admission revenue increases the shorter the run of the film.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 8.6% and 17.8% during the thirteen and twenty-six weeks ended July 1, 1999, respectively, as compared to the three and six months ended June 30, 1998. Concession costs as a percentage of concession sales revenue for the thirteen weeks ended July 1, 1999 and the three months ended June 30, 1998 were 13.7% and 15.8%, respectively, and 13.3% and 14.9% for the twenty-six weeks ended July 1, 1999 and the six months ended June 30, 1998, respectively. The decrease in concession costs as a percentage of concessions revenue for the thirteen and twenty-six weeks ended July 1, 1999 was primarily due to lower promotional expenses and the rebidding or restructuring of the product and distribution contracts associated with many of United Artists' concession products.

OCCUPANCY EXPENSE: United Artists' typical theatre lease arrangement provides for a base rental as well as contingent rentals that is a function of the underlying theatre's revenue over an agreed upon breakpoint. Occupancy expense increased 14.6% and 13.4% during the thirteen and twenty-six weeks ended July 1, 1999, respectively, as compared to the three and six months ended June 30, 1998. These increases relate to higher base rentals on newly opened theatres and additional sale and leaseback rent, partially offset by fewer weighted average operating theatres. In addition, occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes of $1.2 million and $2.4 million for the thirteen and twenty-six weeks ended July 1, 1999, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 1998, respectively.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense increased 8.1% and 4.8% during the thirteen weeks and twenty-six weeks ended July 1, 1999, respectively, as compared to the three and six months ended June 30, 1998. These increases in personnel expense were primarily due to a 2.7% and 3.7% increase in the hourly wage rate of theatre floor staff for the thirteen and twenty-six week periods, respectively, and to increases in janitorial and security expenses. Personnel expenses as a percentage of admissions and concessions revenue were 15.7% and 15.5% for the thirteen weeks ended July 1, 1999 and three months ended June 30, 1998, respectively, and 16.6% and 14.9% for the twenty-six weeks ended July 1, 1999 and the six months ended June 30, 1998, respectively. The increases in personnel expense as a percentage of admissions and concessions were primarily attributable to the increased hourly wage rate of theatre staff and to increased janitorial and security expenses, partially offset by the closure or sale of several less efficient theatres and the opening of several new larger, more efficient multiplex theatres. In addition, personnel expense as a percentage of admissions and concessions for the twenty-six weeks ended July 1, 1999 was negatively impacted during the thirteen weeks ended April 1, 1999 due to the lower attendance described above and the fixed nature of certain expenses (i.e., theatres mangers' and assistant managers' salaries).

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses decreased 0.2% during the twenty-six weeks ended July 1, 1999, as compared to the six months ended June 30, 1998. This fluctuation was primarily due to higher supplies and repair and maintenance expenses and lower common area maintenance and utilities expenses.

The revenue and operating expenses discussed above are incurred exclusively within United Artists' theatres. The other expense discussions below reflect the combined expenses of corporate, divisional, district and theatre operations.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of costs associated with corporate theatre administration and operating personnel, Satellite Theatre Network-TM- sales and marketing staff and other support functions located at United Artists' corporate headquarters, two film booking and regional operating offices and 14 district theatre operations offices (generally located in theatres). General and administrative expenses were unchanged for the thirteen weeks ended July 1, 1999 and the three months ended June 30, 1998. General and administrative expenses increased $0.6 million for the twenty-six weeks ended July 1, 1999 as compared to the six months ended June 30, 1998, primarily as a result of a reduction in management fees from international theatre investments that were sold at the end of 1998.

DEPRECIATION AND AMORTIZATION AND PROVISIONS FOR IMPAIRMENT

Depreciation and amortization includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs and certain non-compete agreements. Provisions for impairment relates to non-cash charges for the difference between the historical book value of individual theatres (in some cases groups of theatres) and the cash flow expected to be received from the operation or future sale of the individual theatre (or groups of theatres). Depreciation and amortization increased $0.6 million and $1.3 million during the thirteen and twenty-six weeks ended July 1, 1999, respectively, compared to the three and six months ended June 30, 1998. These increases were primarily due to increased depreciation charges on United Artists' newly opened theatres. During the thirteen and twenty-six weeks ended July 1, 1999, United Artists recorded $9.8 million, and during the three and six months ended June 30, 1998 recorded $7.6 million, respectively, of non-cash provisions for asset impairments associated with unprofitable theatres.

OPERATING INCOME (LOSS)

United Artists incurred net operating losses of $3.8 million and $3.6 million for the thirteen weeks ended July 1, 1999 and the three months ended June 30, 1998, respectively. The 1999 increase in the net operating loss relates primarily to higher depreciation and amortization and provisions for impairment, partially offset by higher operating margins and higher revenue. During the twenty-six weeks ended July 1, 1999, United Artists incurred an operating loss of $14.4 million as compared to generating operating income of $8.6 million for the six months ended June 30, 1998. This decrease in operating income was due primarily to lower revenue, higher occupancy and operating expenses, higher depreciation and amortization and provisions for impairment, partially offset by reduced film rental and advertising expenses and direct concession costs.

INTEREST

Interest, net increased $2.1 million and $7.5 million during the thirteen and twenty-six weeks ended July 1, 1999, respectively, as compared to the three and six months ended June 30, 1998. These increases were due primarily to an increase in the interest rate on the New Bank Credit Facility and a higher average debt balance associated with the redemption of United Artists' preferred stock as a part of the May 1998 recapitalization and to reduce operating results during the thirteen weeks ended April 1, 1999.

DISCONTINUED OPERATIONS

During 1998 United Artists established a plan to dispose of its entertainment center business operations. The net loss from the discontinued operations was $1.2 million and $2.4 million for the three and six months ended June 30, 1998, respectively. Included in the net loss from discontinued operations for the three months and six months ended June 30, 1998 was interest expense of $0.4 million and $0.8 million, respectively.

EXTRAORDINARY ITEM

As a result of the repayment of the Bank Credit Facility and the redemption of the Senior Secured Notes during the three months ended June 30, 1998, United Artists recognized an extraordinary loss on the early extinguishment of debt of $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

During the thirteen weeks ended July 1, 1999 and the three months ended June 30, 1998, United Artists incurred net losses available to common stockholders of $18.7 million and $30.9 million, respectively. This decrease relates primarily to the increased operating results for the thirteen weeks ended July 1, 1999, the dividends on preferred stock and the extraordinary loss on the early extinguishment of debt recorded during the three months ended June 30, 1998, partially offset by increased depreciation and amortization, provisions for impairment and interest expense for the thirteen weeks ended July 1, 1999. During the twenty-six weeks ended July 1, 1999 and the six months ended June 30, 1998, United Artists incurred net losses available to common stockholders of $44.5 million and $37.6 million, respectively. The increase relates primarily to reduced operating results for the thirteen weeks ended April 1, 1999, increased depreciation and amortization, provisions for impairment and interest expense, partially offset by the dividends on preferred stock and the extraordinary loss on the early extinguishment of debt recorded during the six months ended June 30, 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

For the twenty-six weeks ended July 1, 1999, $14.0 million of cash was used in United Artists' operating activities. This operating use of cash, in addition to $16.9 million of cash used for capital expenditures and other investing activities, was provided by $29.7 million of financing activities and $1.2 million of cash balances available at December 31, 1998.

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

As a result of the repayment of the Bank Credit Facility and the redemption of the Senior Secured Notes, United Artists recognized an extraordinary loss on the early extinguishment of debt during the three and six months ended June 30, 1998 of $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

As part of its strategic plan, United Artists intends to continue to invest very selectively in new strategically important theatre developments within its core markets and renovate, rebuild, and/or expand existing, well located successful key locations. United Artists will continue to dispose of, through sale or lease terminations, certain of its non-strategic or underperforming operating theatres and real estate.

As many of United Artists underperforming and nonstrategic theatres are nearing the end of their lease term, located in desirable locations for other uses, or are owned, the net utilization of cash to dispose of these locations is not expected to be significant. Net proceeds, if any, from these increased disposition efforts are expected to be used to repay existing debt or to be redeployed into the renovation and/or expansion of existing theatres and new, larger (in terms of screens), higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, or what the final cost will be, negotiations are ongoing with respect to several theatres and parcels of real estate. During 1999 (through July 31, 1999), United Artists received $4.8 million as a result of the closure or sale of 22 theatres (118 screens). These theatres that were closed or sold were primarily smaller, older theatres that were not part of United Artists' long term strategic plans or were underperforming. In aggregate they had $1.4 million of negative cash flow for the year prior to the sale or closure.

In an effort to limit the amount of investment exposure on any one project, United Artists typically develops theatre projects where both the land and building are leased through long-term operating leases. Where such lease transactions are unavailable, however, United Artists will invest in the land and development of the entire theatre facility (fee-owned) and then seek to enter into a sale and leaseback transaction. Regardless of whether the theatre is leased or fee-owned, in most cases the equipment and other theatre fixtures are owned by United Artists. For the twenty-six weeks ended July 1, 1999, United Artists invested $12.8 million on eight theatres (101 screens) which opened during 1998 and approximately $12.0 million on the development of three new theatres (41 screens), one theatre (12 screens) on an existing drive-in and renovations, expansions, and the addition of stadium seating to five existing theatres (53 screens) opened or expected to open during the next 12 months, as well as and recurring maintenance to certain existing theatres.

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

In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. Approximately $9.1 million of the sales proceeds were paid to UATC during 1999 for reimbursement of certain of the construction costs relating to the two theatres.

At July 1, 1999, United Artists had entered into construction or lease agreements for three new theatres (41 screens), one theatre (12 screens) on an existing drive-in and for the renovation, expansion and the addition of stadium seating to one existing theatre (15 screens) that United Artists intends to open during the next 12 months. United Artists estimates that capital expenditures associated with these theatres will aggregate approximately $36.0 million. Such amount relates only to projects in which United Artists had executed a definitive lease and all significant lease contingencies have been satisfied. United Artists will make additional capital expenditures, primarily with regard to the renovation or expansion of existing key locations as opportunities present themselves and capital resources are available. Because a significant portion of United Artists' future capital spending plans relate to the renovation and/or expansion of existing key locations, the timing of such commitments and expenditures are much more flexible and thus can be matched to net cash provided by operating activities, asset sales and other sources of capital.

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

United Artists believes that the net cash provided by operations in future periods and borrowings available under the New Bank Credit Facility will be sufficient to fund its future cash requirements. United Artists expects the future cash requirements will principally be for repayments of indebtedness, working capital requirements and capital expenditures. United Artists' future operating performance and ability to service its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond United Artists' control. Additionally, United Artists' ability to incur additional indebtedness may be limited by covenants contained in the Participation Agreement relating to the 1995 Sale and Leaseback discussed above.

The New Bank Credit Facility includes several financial covenants that must be complied with on a quarterly basis. A certificate demonstrating compliance must be submitted within 60 days subsequent to quarter end. Due primarily to the unprecedented decline in attendance during the first quarter of 1999, United Artists believes it will not be in compliance with certain of its existing financial covenants for the period ending July 1, 1999. United Artists is in discussion with its banking group to obtain a waiver or amendment with respect thereto.

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

COMPUTER BASED SYSTEMS IN UNITED ARTISTS' THEATRES: United Artists' theatres utilize a number of computerized systems that may encounter year 2000 problems. Some of the systems that may experience year 2000 problems include the point-of-sale ("POS") system, the projection and sound system, the energy management system and other ancillary systems. The POS system records sales transactions, issues admission tickets and relays the daily operational information to United Artists' corporate computer system. United Artists initiated a plan to replace its outdated POS system in 1993. The new POS system has been tested and is expected to be year 2000 compliant. At July 1, 1999, replacement of United Artists' POS system was approximately 80% complete. United Artists expects that by December 31, 1999 all of its operating theatres will be equipped with the new POS system. If the new POS system were to malfunction or fail, manual backup systems currently in place at the theatres could be utilized.

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

PRODUCTS AND SERVICES PROVIDED BY OUTSIDE VENDORS: United Artists is very dependent upon products and services provided by outside vendors. Year 2000 compliance by these vendors is voluntary and outside of the control of United Artists. The major products and services that United Artists is dependent upon vendors for include film supply, concessions inventory and utilities. If any of these vendors were to experience year 2000 problems, United Artists could experience material and adverse consequences. United Artists has been advised by its major vendors that they expect to be year 2000 compliant.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Emerging Issues Task Force (EITF) released No. 97-10, "The Effect of Leasee Involvement in Asset Construction." Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. In certain construction projects, United Artists is responsible for directly paying project costs that are in excess of an agreed upon amount to be paid for by the owner-lessor. Generally, these project costs paid by United Artists include elements that are considered to be structural in nature as defined by Issue No. 97-10. As a result, United Artists believes it would be considered the owner of these projects during construction. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction does not commence by December 31, 1999. Unless United Artists changes the manner in which it contracts for the construction of theatres, United Artists believes that Issue No. 97-10 will require certain of its future operating leases to be recorded as lease financing obligations. None of the current construction commitments that United Artists is party to will need to be accounted for in accordance with Issue No. 97-10.

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement expands the definition of derivatives and requires that derivative instruments be recorded at fair market value on the balance sheet and changes in the fair value be recognized in the calculation of net income unless specific hedge accounting criteria are met. Qualifying financial instruments to which United Artists is a party include borrowings under the New Bank Credit Facility, interest rate swap agreements and interest rate collar agreements. The effective date for SFAS No. 133 is for fiscal years beginning after June 15, 2000. United Artists has not quantified the impact of adopting SFAS No. 133 on its financial position, results of operation or cash flow and has not determined the timing of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in net income and comprehensive income.

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

                                           Expected Maturity Date
                                                  July 1,                                                   Fair
                            2000         2001      2002        2003       2004   Thereafter    Total       Value
                            ----         ----      ----        ----       ----   ----------    -----       -----
Long-Term Debt
  Fixed Rate               $ 3.7          2.5       0.4         0.4        0.3     228.3       235.6       168.8
  Avg. Interest Rate         9.3%         9.3       7.8         7.8        7.8       9.7         9.7

  Floating Rate            $ 3.5          3.5       7.7        23.8       15.9     394.1       448.5       448.5
  Avg. Interest Rate                       (1)       (1)         (1)        (1)       (1)         (1)         (1)

Interest Rate Collars
  (notional amount)        $75.0            -     150.0           -          -         -       225.0        (0.8)
Avg. Interest Rate
  Interest Rate Cap           (2)          (2)       (2)         (2)        (2)       (2)         (2)
  Interest Rate Floor         (3)          (3)       (3)         (3)        (3)       (3)         (3)

(1) The weighted average floating interest rate at July 1, 1999 was 8.9%.
(2) The average interest rate cap was 6.5% through July 1999 and 6.0% through August 2001.
(3) The average interest rate floor was 5.4% through July 1999 and 5.5% through August 2001.

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



                                   UNITED ARTISTS THEATRE COMPANY
                                   (Registrant)



                                   /S/ Trent J. Carman
                                   -------------------------------------
                                   BY:   Trent J. Carman
                                         Chief Financial Officer


Date:  August 9, 1999