Form 10-Q
period 1999-09-30
UNITED ARTISTS THEATRE CO
filed 1999-11-15
CIK 889571

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1999

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ________ to ________


Commission File Number:            333-56985
                                   333-56999

                         UNITED ARTISTS THEATRE COMPANY
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                      84-1198391
--------------------------------                     ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


9110 East Nichols Avenue, Suite 200
Englewood, Colorado                                             80112
-------------------------------------                ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (303) 792-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

As of November 11, 1999, 11,551,383 shares of Class A Common Stock, 331,533 shares of Class B Common Stock (including options to acquire 299,158 shares of Class B Common Stock exercisable within 60 days of such date) and 4,342 shares of Class C common Stock were outstanding.

                         UNITED ARTISTS THEATRE COMPANY

                          QUARTERLY REPORT ON FORM 10-Q

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION                                                                            PAGE NUMBER
     ITEM 1.      FINANCIAL STATEMENTS

     UNITED ARTISTS THEATRE COMPANY

                   Condensed Consolidated Balance Sheets............................................................4
                   Condensed Consolidated Statements of Operations..................................................5
                   Condensed Consolidated Statement of Stockholders' Equity (Deficit)...............................6
                   Condensed Consolidated Statements of Cash Flow...................................................7
                   Notes to Condensed Consolidated Financial Statements.............................................8


     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..............................................16


     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          ABOUT MARKET RISK........................................................................25


PART II     OTHER INFORMATION

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.................................................................26

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

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO UNITED ARTISTS ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                              (Amounts in Millions)
                                   (Unaudited)

                                                                 September 30, 1999            December 31, 1998
                                                                 ------------------            -----------------
                   ASSETS

Current assets:
  Cash and cash equivalents...................................    $       6.5                         8.2
  Receivables, net............................................           13.7                        19.4
  Prepaid expenses and concession inventory...................           24.6                        15.0
  Other assets................................................            0.2                         0.7
                                                                       ------                       -----
    Total current assets......................................           45.0                        43.3

Investments and related receivables...........................            3.8                         8.3
Property and equipment, at cost:
  Land........................................................           40.9                        44.0
  Theatre buildings, equipment and other......................          609.4                       592.5
                                                                        -----                       -----
                                                                        650.3                       636.5
  Less accumulated depreciation and amortization..............         (244.3)                     (216.4)
                                                                       -------                     -------
                                                                        406.0                       420.1

Intangible assets, net........................................           65.6                        81.3
Net assets of discontinued operations (note 7)................            3.4                         3.4
Other assets, net (note 3)....................................           23.7                        22.7
                                                                        -----                     -------
                                                                  $     547.5                       579.1
                                                                        =====                       =====
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable............................................    $      64.3                        93.9
  Accrued and other liabilities...............................           44.6                        40.7
  Current portion of long-term debt (notes 3 and 6)...........            6.7                         8.5
                                                                        -----                     -------
    Total current liabilities.................................          115.6                       143.1

Other liabilities (note 4)....................................           56.6                        48.3
Debt (notes 3 and 6)..........................................          702.2                       645.4
Liabilities attributable to discontinued operations (note 7)..            3.7                         4.9
                                                                       ------                      ------
    Total liabilities.........................................          878.1                       841.7

Minority interests in equity of consolidated subsidiaries.....            5.7                         5.6

Stockholders' equity (deficit) (note 3):
Common stock:
    Class A...................................................            0.1                         0.1
    Class B...................................................            -                           -
    Class C...................................................            -                           -
  Additional paid-in capital..................................           51.1                        51.1
  Accumulated deficit.........................................         (385.4)                     (317.5)
  Treasury stock..............................................           (2.1)                       (1.9)
                                                                      --------                     -------
     Total stockholders' equity (deficit).....................         (336.3)                     (268.2)
                                                                       -------                     -------
                                                                  $     547.5                       579.1
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

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                              (Amounts in Millions)
                                   (Unaudited)

                                             Thirteen Weeks        Thirty-Nine Weeks        Three Months            Nine Months
                                                  Ended                  Ended                 Ended                  Ended
                                          September 30, 1999     September 30, 1999      September 30, 1998     September 30, 1998
                                          ------------------     ------------------      ------------------     ------------------
Revenue:
  Admissions...............................    $  125.2                  332.9                 127.9                   347.5
  Concession sales.........................        49.5                  133.1                  53.0                   143.9
  Other....................................         5.5                   16.6                   3.1                    11.9
                                               --------                -------              --------                 -------
                                                  180.2                  482.6                 184.0                   503.3
                                               --------                -------              --------                 -------

Costs and expenses:
  Film rental and advertising expenses.....        69.6                  186.4                  70.0                   190.0
  Direct concession costs..................         6.7                   17.8                   7.3                    20.8
  Occupancy expense (note 4) ..............        23.3                   69.9                  21.7                    62.8
  Other operating expenses.................        48.5                  142.0                  49.2                   140.6
  General and administrative...............         5.4                   17.2                   5.9                    17.1
  Depreciation and amortization............        13.8                   41.0                  13.3                    39.1
  Provisions for impairment (note 9).......        16.1                   25.9                  11.8                    19.4
                                               --------                -------              --------                 -------
                                                  183.4                  500.2                 179.2                   489.8
                                               --------                -------              --------                 -------

    Operating income (loss) from continuing
        operations.........................        (3.2)                 (17.6)                  4.8                    13.5

Other income (expense):
  Interest, net (notes 3 and 6)............       (17.1)                 (49.1)                (15.3)                  (39.8)
  Gain on disposition of assets............         0.8                    4.3                   -                       0.6
  Share of losses of affiliates, net.......         -                      -                    (0.1)                   (0.3)
  Minority interests in earnings of
    consolidated subsidiaries..............        (0.2)                  (0.9)                 (0.4)                   (1.1)
  Other, net...............................        (3.5)                  (4.1)                 (1.4)                   (2.9)
                                               --------                -------              --------                 -------
                                                  (20.0)                 (49.8)                (17.2)                  (43.5)
                                               --------                -------              --------                 -------

  Loss from continuing operations before
      income tax expense, discontinued
      operations and extraordinary item....       (23.2)                 (67.4)                (12.4)                  (30.0)

Income tax expense (note 8)................        (0.2)                  (0.5)                 (0.2)                   (0.9)
                                               --------                -------              --------                 -------

  Loss from continuing operations..........       (23.4)                 (67.9)                (12.6)                  (30.9)

Discontinued operations (note 7)...........         -                      -                   (13.0)                  (15.4)
                                               --------                -------              --------                 -------

  Loss before extraordinary item...........       (23.4)                 (67.9)                (25.6)                  (46.3)

Extraordinary item - loss on early
  extinguishment of debt (note 3)..........         -                      -                     -                      (7.9)
                                               --------                -------              --------                 -------

    Net loss...............................       (23.4)                 (67.9)                (25.6)                  (54.2)

Dividend on preferred stock (note 3).......         -                      -                     -                      (9.0)
                                               --------                -------              --------                 -------

  Net loss available to
    common stockholders....................    $  (23.4)                 (67.9)                (25.6)                  (63.2)
                                               ========                =======              ========                 =======

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                              (Amounts in Millions)
                                   (Unaudited)

                                      Common   Common    Common    Additional                                 Total
                                      stock     stock     stock     paid-in    Accumulated   Treasury     stockholders'
                                     Class A   Class B   Class C    Capital      Deficit       Stock     Equity (Deficit)
                                     -------   -------   -------   ----------    -------      ---------  ----------------
Balance at January 1, 1999.........   $  0.1         -         -       51.1      (317.5)          (1.9)        (268.2)

Purchase of treasury stock.........        -         -         -          -           -           (0.2)          (0.2)

Net loss...........................        -         -         -          -       (67.9)             -          (67.9)
                                      ------    ------    ------     ------      ------      ---------      ---------

Balance at September 30, 1999 .....   $  0.1         -         -       51.1      (385.4)          (2.1)        (336.3)
                                      ======    ======    ======     ======      ======      =========      =========


     See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                              (Amounts in Millions)
                                   (Unaudited)

                                                                            Thirty-Nine Weeks     Nine Months
                                                                                 Ended               Ended
                                                                            September 30,1999  September 30, 1998
                                                                            -----------------  ------------------
Net cash provided by (used in) operating activities..........................    $(21.8)             29.5
                                                                                 ------            ------

Cash flow from investing activities:
  Capital expenditures.......................................................     (40.5)            (81.1)
  Increase in receivable from sale and leaseback.............................      (0.5)             (7.1)
  Proceeds from disposition of assets........................................       8.7               3.5
  Proceeds from sale and leaseback transaction...............................       5.4               1.0
  Investment in and receivables from theatre joint ventures..................       5.6               -
  Early lease termination payments...........................................      (2.2)             (1.0)
  Other, net.................................................................      (1.6)             (3.5)
                                                                                 ------            ------
    Net cash used in investing activities....................................     (25.1)            (88.2)
                                                                                 ------            ------

Cash flow from financing activities:
  Proceeds from issuance of Senior Subordinated Notes........................       -               265.9
  Debt borrowings............................................................     129.0             508.0
  Debt repayments............................................................     (74.0)           (427.2)
  Redemption of preferred stock..............................................       -              (159.2)
  Repurchase of Senior Secured Notes.........................................       -              (128.6)
  Increase (decrease) in cash overdraft......................................      (4.9)              4.3
  Other, net.................................................................      (4.9)             (6.8)
                                                                                 ------            ------
    Net cash provided by financing activities................................      45.2              56.4
                                                                                 ------            ------

    Net decrease in cash.....................................................      (1.7)             (2.3)

Cash and cash equivalents:
  Beginning of period........................................................       8.2              10.8
                                                                                 ------            ------
  End of period..............................................................    $  6.5               8.5
                                                                                 ======            ======

Reconciliation of net loss to net cash provided by (used in) operating activities:
  Net loss...................................................................    $(67.9)            (54.2)
  Discontinued operations....................................................      (1.2)             12.9
  Extraordinary item.........................................................       -                 7.9
  Effect of leases with escalating minimum annual rentals....................       3.6               2.7
  Depreciation and amortization..............................................      41.0              39.1
  Provisions for impairment..................................................      25.9              19.4
  Gain on disposition of assets..............................................      (4.3)             (0.6)
  Share of losses of affiliates, net.........................................       -                 0.3
  Minority interests in earnings of consolidated subsidiaries................       0.9               1.1
  Change in assets and liabilities:
    Receivables..............................................................      (0.6)              0.8
    Prepaid expenses and concession inventory................................      (7.3)             (2.1)
    Other assets.............................................................       4.7               0.7
    Accounts payable.........................................................     (17.8)              0.2
    Accrued and other liabilities............................................       1.2               1.3
                                                                                 ------            ------
    Net cash provided by (used in) operating activities......................    $(21.8)             29.5
                                                                                 ======            ======

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

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

(2)      CHANGE IN REPORTING PERIOD

         During 1999, United Artists changed its reporting period from the traditional calendar quarter and year presentation ending on March 31, June 30, September 30 and December 31 to a presentation ending on the Thursday closest to the calendar quarter or year end. This change was made to more accurately reflect United Artists' natural business cycle. The periods presented in these financial statements are for the thirteen and thirty-nine weeks ended September 30, 1999 and the three and nine months ended September 30, 1998.

(3)      RECAPITALIZATION

         On April 21, 1998, United Artists completed the offering of $225.0 million of its 9.75% senior subordinated notes due April 15, 2008 (the "Fixed Rate Subordinated Notes") and the offering of $50.0 million of its floating rate senior subordinated notes due October 15, 2007 (the "Floating Rate Subordinated Notes") (collectively, the "Senior Subordinated Notes"), and entered into a $450.0 million bank credit facility (the "New Bank Credit Facility") with a final maturity of April 2005.

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

         In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. During the thirty-nine weeks ended September 30, 1999, approximately $9.2 million of the sales proceeds were received from the escrow account to reimburse UATC for certain of the construction costs associated with the two theatres. The lease has a term of 22 years with options to extend for an additional 10 years.

         During 1999, UATC and UAR entered into three separate sale and leaseback transactions on one existing theatre and two theatres currently under construction. Total proceeds from the sale and leaseback transactions will be approximately $19.1 million. During the thirty-nine weeks ended September 30, 1999, UAR received approximately $5.4 million of the sales proceeds.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(4)      SALE AND LEASEBACK TRANSACTIONS, CONTINUED

         The leases have terms ranging from 20 to 25 years with options to extend for an additional 20 to 23 years.

(5)      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash payments for interest were $41.9 million and $32.6 million for the thirty-nine weeks ended September 30, 1999 and the nine months ended September 30, 1998 respectively.

         United Artists accrued $9.0 million of dividends during the nine months ended September 30, 1998 on its preferred stock. The preferred stock was redeemed during 1998 as part of the recapitalization (see Note 3).

(6)      DEBT

        Debt is summarized as follows (amounts in millions):

                                                                  SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                                  ------------------    -----------------
                  New Bank Credit Facility (a)....................   $    424.5                365.3
                  Senior Subordinated Notes (b)...................        275.0                275.0
                  Other (c).......................................          9.4                 13.6
                                                                     ----------             --------
                                                                          708.9                653.9
                  Less current portion............................         (6.7)                (8.5)
                                                                     ----------             --------
                                                                     $    702.2                645.4
                                                                     ==========             ========

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

                  Commitments available for borrowing under the Revolving Facility reduce semi-annually commencing January 3, 2002 through April 21, 2005. The Tranche A Term Loan requires semi-annual principal payments commencing December 31, 1998 through June 28, 2001 of 1/2% of the December 31, 1998 outstanding balance and then in escalating semi-annual payments through April 21, 2005. The Tranche B and Tranche C Term Loans require semi-annual principal payments commencing December 31, 1998 through December 30, 2004 of 1/2% of the December 31, 1998 outstanding balance and a final payment of 93 1/2% of the December 31, 1998 outstanding balance on April 21, 2005.

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

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(6)      DEBT, CONTINUED

                  The New Bank Credit Facility is guaranteed, on a joint and several basis, by UATC, UAR and Prop I. The New Bank Credit Facility is secured by, among other things, the capital stock of UATC, UAR, Prop I and certain other subsidiaries of United Artists and by an intercompany note from UATC to United Artists established with respect to borrowings by UATC from United Artists. Additionally, the New Bank Credit Facility is secured by mortgages on certain of United Artists' properties.

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

          (c) Other debt at September 30, 1999 consists of various term loans, mortgage notes, capital leases, seller notes and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(6)      DEBT, CONTINUED

         At September 30, 1999, United Artists was party to interest rate collar agreements on $150.0 million of floating rate debt which provide for a LIBOR interest rate cap of 6% and a LIBOR interest rate floor of approximately 5 1/2%, expiring August 2001. United Artists is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As United Artists has historically received payments relating to its various interest hedge agreements, it does not anticipate such non-performance in the future. Amounts paid to the counterparties to the interest collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

         At September 30, 1999, United Artists had approximately $18.0 million of Revolving Facility commitments, $2.7 million of which has been used for the issuance of letters of credit. United Artists pays commitment fees of 5/8% per annum on the average unused commitments. As of October 15, 1999, United Artists had borrowed $15.0 million of the remaining unused commitments under the Revolving Facility to fund the October 15, 1999 interest payments on the Senior Subordinated Notes. After this borrowing, $0.3 million of unused commitments were available under the Revolving Facility.

         The primary source of principal and interest payments related to the New Bank Credit Facility and the Senior Subordinated Notes comes from payments by UATC to United Artists. The amount of payments by UATC to United Artists may be limited from time-to-time by covenants included in the Participation Agreement relating to the 1995 Sale and Leaseback. (see Note 4).

         Interest, net includes amortization of deferred loan costs of $0.6 million and $0.2 million for the thirteen weeks ended September 30, 1999 and the three months ended September 30, 1998, respectively and $1.5 million and $0.9 million for the thirty-nine weeks ended September 30, 1999 and the nine months ended September 30, 1998, respectively. Additionally, interest, net includes interest income of $0.1 million for the thirteen weeks ended September 30, 1999 and the three months ended September 30, 1998 and $1.2 million and $0.6 million for the thirty-nine weeks ended September 30, 1999 and for the nine months ended September 30, 1998, respectively.

(7)      DISCONTINUED OPERATIONS

         During 1998, United Artists established a plan to dispose of its entertainment center business operations. Current and prior period results for the entertainment center business operations have been classified separately in the accompanying statements of operations as discontinued operations.

         Net assets of the discontinued operations and liabilities related to the discontinued operations were $3.4 million and $3.7 million at September 30, 1999, and $3.4 million and $4.9 million at December 31, 1998, respectively. The net loss from discontinued operations was $13.0 million and $15.4 million for the three and nine months ended September 30, 1998,

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued


(7)      DISCONTINUED OPERATIONS, CONTINUED

         respectively. Revenue generated by the discontinued operations was $0.1 million for the three months ended September 30, 1998 and $0.2 million and $0.8 million for the thirty-nine weeks ended September 30, 1999 and the nine months ended September 30, 1998, respectively. Included in the net loss from discontinued operations was interest expense of $0.4 million and $1.2 for the three and nine months ended September 30, 1998, respectively. Interest expense was allocated to the discontinued operations based upon the average fixed asset balance and United Artists' average borrowing rate.

(8)      INCOME TAXES

         Consolidated subsidiaries in which United Artists owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of United Artists.

         At September 30, 1999, United Artists had a net operating loss carryforward for federal income tax purposes of approximately $183.0 million.

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

(9)      PROVISIONS FOR IMPAIRMENT

         United Artists recorded non-cash charges for the impairment of its long-lived assets of $16.1 million and $25.9 million during the thirteen and thirty-nine weeks ended September 30, 1999, respectively, and $11.8 million and $19.4 million during the three and nine months ended September 30, 1998, respectively. These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).

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

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(10)     SEGMENT INFORMATION, CONTINUED

         The following table presents certain information relating to the theatre operations and Satellite Theatre Network-TM- segments for the thirteen and thirty-nine weeks ended September 30, 1999 and the three and nine months ended September 30, 1998 (amounts in millions):

                                                                          Theatre          Satellite
                                                                        Operations       Theatre Network            Total
                                                                        ----------       ---------------           -------
         FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 1999
         Revenue...................................................      $  179.1                1.1                180.2
         Operating income (loss)...................................          (3.2)               -                   (3.2)
         Depreciation and amortization.............................          13.5                0.3                 13.8
         Assets....................................................         543.6                3.9                547.5
         Capital expenditures......................................          16.2                -                   16.2

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
         Revenue...................................................         183.8                0.2                184.0
         Operating income (loss)...................................           5.7               (0.9)                 4.8
         Depreciation and amortization.............................          13.0                0.3                 13.3
         Assets....................................................         575.6                3.9                579.5
         Capital expenditures......................................          33.8                -                   33.8

         FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1999
         Revenue...................................................         478.8                3.8                482.6
         Operating income (loss)...................................         (17.5)              (0.1)               (17.6)
         Depreciation and amortization.............................          40.1                0.9                 41.0
         Assets....................................................         543.6                3.9                547.5
         Capital expenditures......................................          41.0                -                   41.0

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
         Revenue...................................................         500.1                3.2                503.3
         Operating income (loss)...................................          14.6               (1.1)                13.5
         Depreciation and amortization.............................          38.2                0.9                 39.1
         Assets....................................................         575.6                3.9                579.5
         Capital expenditures......................................          88.2                -                   88.2

(11)     COMPREHENSIVE INCOME

         Separate statements of comprehensive income have not been presented in these financial statements as there are no comprehensive income items that are not reflected in the statements of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 1999, United Artists changed its reporting period from the traditional calendar quarter and year presentation ending on March 31, June 30, September 30 and December 31 to a presentation ending on the Thursday closest to the calendar quarter or year end. The periods presented below are for the thirteen and thirty-nine weeks ended September 30, 1999 and the three and nine months ended September 30, 1998. The following discussion and analysis of United Artists' financial condition and results of operations should be read in conjunction with United Artists' Condensed Consolidated Financial Statements and related notes thereto. Such financial statements provide additional information regarding United Artists' financial activities and condition.

                              RESULTS OF OPERATIONS
           THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1999 AND
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

The following table summarizes certain operating data of United Artists' theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

                                                          Thirteen         Three                Thirty-Nine   Nine
                                                            Weeks         Months                   Weeks     Months
                                                            Ended          Ended                   Ended     Ended
                                                            -----          -----                   -----     -----
                                                                September 30,           %           September 30,            %
                                                                -------------        Increase       -------------        Increase
                                                             1999           1998    (Decrease)     1999       1998      (Decrease)
                                                             ----           ----    ----------     ----       ----      ----------
Operating Theatres (1)
   Revenue:
     Admissions......................................       $125.2      127.9      (2.1)%     332.9       347.5      (4.2)%
     Concession sales................................         49.5       53.0      (6.6)      133.1       143.9      (7.5)
     Other...........................................          5.5        3.1      77.4        16.6        11.9      39.5
   Operating Expenses:
     Film rental and advertising expenses............         69.6       70.0      (0.6)      186.4       190.0      (1.9)
     Concession costs................................          6.7        7.3      (8.2)       17.8        20.8     (14.4)
     Occupancy expense...............................         23.3       21.7       7.4        69.9        62.8      11.3
     Other Operating Expenses........................
        Personnel expense............................         25.0       25.0       -          73.4        71.2       3.1
        Miscellaneous operating expenses.............         23.5       24.2      (2.9)       68.6        69.4      (1.2)

   Weighted Avg. Operating Theatres(2)...............          303        320      (5.3)        310         326      (4.9)
   Weighted Avg. Operating Screens(2) ...............        2,095      2,145      (2.3)      2,136       2,152      (0.7)
   Weighted Avg. Screens Per Theatre.................          6.9        6.7       3.2         6.9         6.6       4.4

   Admissions Per Weighted Avg. Operating
     Theatre..........................................     413,201    399,688       3.4   1,073,871   1,065,951       0.7
   Admissions Per Weighted Avg. Operating
     Screen...........................................      59,761     59,627       0.2     155,852     161,478      (3.5)
   Concession Sales Per Weighted Avg.
     Operating Theatre................................     163,366    165,625      (1.4)    429,355     441,411      (2.7)

   (1) The operating theatres include revenue and expenses of all theatres operated by United Artists which are more than 50% owned.

   (2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

REVENUE FROM OPERATING THEATRES

ADMISSIONS: Admissions revenue decreased 2.1% during the thirteen weeks ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to a 7.2% decrease in attendance, partially offset by a 5.5% increase in the average ticket price. The attendance decline during the thirteen weeks ended September 30, 1999 was primarily due to the sale and/or closure of several underperforming theatres and the opening of new stadium seating theatres in certain of the markets where United Artists operates. The number of weighted average operating theatres and screens decreased during the thirteen weeks ended September 30, 1999 by 5.3% and 2.3%, respectively. Admissions per weighted average theatre and screen increased increased 3.4% and 0.2%, respectively, during the thirteen weeks ended September 30, 1999. Admissions revenue decreased 4.2% during the thirty-nine weeks ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to an 8.9% decrease in attendance, partially offset by a 5.2% increase in the average ticket price. The attendance decline during the thirty-nine weeks ended September 30, 1999 was due to United Artists closing and/or selling several underperforming theatres during the period, the short run of several films released at the end of 1998 and a weak film release schedule during the first four months of 1999, as compared to the unprecedented success of the film TITANIC during the same 1998 period and the adverse impact of new stadium seating theatre construction. The number of weighted average operating theatres and screens decreased 4.9% and 0.7%, respectively, during the thirty-nine weeks ended September 30, 1999. Admissions per weighted average operating theatre increased 0.7% while admissions per weighted average operating screen decreased 3.5% during the thirty-nine weeks ended September 30, 1999. The increases in the average ticket prices during the thirteen and thirty-nine weeks ended September 30, 1999 were due to an increase in the percentage of adult, non-matinee tickets sold and certain selective ticket price increases during 1998 and early 1999.

CONCESSION SALES: Concession sales decreased 6.6% and 7.5% during the thirteen and thirty-nine weeks ended September 30, 1999, respectively, as compared to the three and nine months ended September 30, 1998. These decreases in concession sales were primarily due to the decreased attendance discussed above, partially offset by increases in the average concession sales per patron of 0.6% and 1.5% for the thirteen and thirty-nine weeks ended September 30, 1999, respectively. While concession sales growth was adversely impacted by film mix (fewer children's and action films), improvements were realized as a result of certain selective price increases during 1998 and 1999, additional concession menu items, concession improvements related to increased emphasis on sales staff training, the opening of several new theatres with more efficient concession operations and the sale or closure of several less productive theatres.

OTHER: Other revenue is derived primarily from on-screen advertising, revenue generated by the Satellite Theatre Network-TM-, electronic video games located in theatre lobbies, theatre rentals, and other miscellaneous sources. Other revenue increased 77.4% and 39.5% during the thirteen and thirty-nine weeks ended September 30, 1999, respectively, as compared to the three and nine months ended September 30, 1998 primarily as a result of increases in on-screen advertising revenue. During the thirteen and thirty-nine weeks ended September 30, 1999, on-screen advertising increased 89.8% and 124.2%, respectively. Revenue generated by the Satellite Theatre Network-TM-increased 464.1% and 21.3% during the thirteen and thirty-nine weeks ended September 30, 1999, respectively.

OPERATING EXPENSES FROM OPERATING THEATRES

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses decreased 0.6% and 1.9% during the thirteen and thirty-nine weeks ended September 30, 1999, respectively, as compared to the three and nine months ended September 30, 1998, primarily as a result of the decrease in admissions revenue discussed above. Film rental and advertising expenses as a percentage of admissions revenue for the thirteen weeks ended September 30, 1999 and the three months ended September 30, 1998 were 55.6% and 54.7%, respectively, and 56.0% and 54.7% for the thirty-nine weeks ended September 30, 1999 and the nine months ended September 30, 1998, respectively. The increase in film rental and advertising expenses as a percentage of admissions revenue related primarily to higher than average film terms associated with certain highly anticipated films released in May and June and the shorter run of certain films. Typically, film rental as a percentage of admission revenue increases the shorter the run of the film.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 8.2% and 14.4% during the thirteen and thirty-nine weeks ended September 30, 1999, respectively, as compared to the three and nine months ended September 30, 1998. Concession costs as a percentage of concession sales revenue for the thirteen weeks ended September 30, 1999 and the three months ended September 30, 1998 were 13.5% and 13.8%, respectively, and 13.4% and 14.5% for the thirty-nine weeks ended September 30, 1999 and the nine months ended September 30, 1998, respectively. The decrease in concession costs as a percentage of concessions revenue for the thirteen and thirty-nine weeks ended September 30, 1999 was primarily due to the rebidding or restructuring of the product and distribution contracts associated with many of United Artists' concession products.

OCCUPANCY EXPENSE: United Artists' typical theatre lease arrangement provides for a base rental as well as contingent rentals that is a function of the underlying theatre's revenue over an agreed upon breakpoint. Occupancy expense increased 7.4% and 11.3% during the thirteen and thirty-nine weeks ended September 30, 1999, respectively, as compared to the three and nine months ended September 30, 1998. These increases relate to higher base rentals on newly opened theatres and additional sale and leaseback rent, partially offset by fewer weighted average operating theatres. In addition, occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes of $1.2 million and $3.6 million for the thirteen and thirty-nine weeks ended September 30, 1999, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 1998, respectively.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Despite a 3.3% increase in the floor staff hourly rates, personnel expense remained constant during the thirteen weeks ended September 30, 1999 as compared to the three months ended September 30, 1998. The 3.1% increase in personnel expense during the thirty-nine weeks ended September 30, 1999, as compared to the nine months ended September 30, 1998 related primarily to a 3.5% increase in the average hourly rate. The increases in personnel expense as a percentage of admissions and concessions were primarily attributable to the increased hourly wage rate of theatre staff and to increased janitorial and security expenses, partially offset by the closure or sale of several less efficient theatres and the opening of several new larger, more efficient multiplex theatres. In addition, personnel expense as a percentage of admissions and concessions for the thirty-nine weeks ended September 30, 1999 was negatively impacted by the lower attendance during the first four months of 1999 and the fixed nature of certain expenses (i.e., theatres mangers' and assistant managers' salaries).

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses decreased 2.9% and 1.2% during the thirteen and thirty-nine weeks ended September 30, 1999, respectively, as compared to the three and nine months ended September 30, 1998. These fluctuations were primarily due to lower insurance, supplies, repair and maintenance expenses, common area maintenance and utilities expenses, partially offset by higher expenses associated with in-theatre advertising and the Satellite Theatre Network-TM- .

The revenue and operating expenses discussed above are incurred exclusively within United Artists' theatres. The other expense discussions below reflect the combined expenses of corporate, divisional, district and theatre operations.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of costs associated with corporate theatre administration and operating personnel, Satellite Theatre Network-TM- sales and marketing staff and other support functions located at United Artists' corporate headquarters, two film booking and regional operating offices and 14 district theatre operations offices (generally located in theatres). General and administrative expenses decreased $0.5 million, or 8.5%, during the thirteen weeks ended September 30, 1999 as compared to the three months ended September 30, 1998 due primarily to reduced personnel and travel and entertainment expenses. General and administrative expenses increased $0.1 million for the thirty-nine weeks ended September 30, 1999 as compared to the nine months ended September 30, 1998, primarily as a result of a reduction in management fees from international theatre investments that were sold at the end of 1998.

DEPRECIATION AND AMORTIZATION AND PROVISIONS FOR IMPAIRMENT

Depreciation and amortization includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs and certain non-compete agreements. Provisions for impairment relates to non-cash charges for the difference between the historical book value of individual theatres (in some cases groups of theatres) and the cash flow expected to be received from the operation or future sale of the individual theatre (or groups of theatres). Depreciation and amortization increased $0.5 million and $1.9 million during the thirteen and thirty-nine weeks ended September 30, 1999, respectively, as compared to the three and nine months ended September 30, 1998. These increases were primarily due to increased depreciation charges on United Artists' newly opened theatres. United Artists recorded non-cash provisions for asset impairments associated with unprofitable theatres of $16.1 million and $25.9 million during the thirteen and thirty-nine weeks ended September 30, 1999 respectively, and $11.8 million and $19.4 million during the three and nine months ended September 30, 1998, respectively.

OPERATING INCOME (LOSS)

United Artists incurred an operating loss of $3.2 million during the thirteen weeks ended September 30, 1999 as compared to generating operating income of $4.8 million for the three months ended September 30, 1998. During the thirty-nine weeks ended September 30, 1999, United Artists incurred an operating loss of $17.6 million as compared to generating operating income of $13.5 million for the nine months ended September 30, 1998. These 1999 decreases in operating income were due primarily to lower revenue, higher occupancy and operating expenses, higher depreciation and amortization expenses and provisions for impairment.

INTEREST

Interest, net increased $1.8 million and $9.3 million during the thirteen and thirty-nine weeks ended September 30, 1999, respectively, as compared to the three and nine months ended September 30, 1998. These increases were due primarily to an increase in the interest rate on the New Bank Credit Facility and a higher average debt balance associated with the redemption of United Artists' preferred stock as a part of the May 1998 recapitalization.

DISCONTINUED OPERATIONS

During 1998 United Artists established a plan to dispose of its entertainment center business operations. The net loss from the discontinued operations was $13.0 million and $15.4 million for the three and nine months ended September 30, 1998, respectively. Included in the net loss from discontinued operations for the three months and nine months ended September 30, 1998 was interest expense of $0.4 million and $1.2 million, respectively.

EXTRAORDINARY ITEM

As a result of the repayment of the Bank Credit Facility and the redemption of the Senior Secured Notes during the nine months ended September 30, 1998, United Artists recognized an extraordinary loss on the early extinguishment of debt of $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

During the thirteen weeks ended September 30, 1999 and the three months ended September 30, 1998, United Artists incurred net losses available to common stockholders of $23.4 million and $25.6 million, respectively. This decrease relates primarily to the loss from discontinued operations recorded during the three months ended September 30, 1998, partially offset by decreased operating income and increased interest expense during the thirteen weeks ended September 30, 1999. During the thirty-nine weeks ended September 30, 1999 and the nine months ended September 30, 1998, United Artists incurred net losses available to common stockholders of $67.9 million and $63.2 million, respectively. This increase relates primarily to reduced operating results for the thirteen weeks ended April 1, 1999, increased depreciation and amortization expense, and provisions for impairment, partially offset by the dividends on preferred stock, the extraordinary loss on the early extinguishment of debt, and the loss from discontinued operations recorded during the nine months ended September 30, 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

For the thirty-nine weeks ended September 30, 1999, $21.8 million of cash was used in United Artists' operating activities. This operating use of cash, in addition to $25.1 million of cash used for capital expenditures and other investing activities, was provided by $45.2 million of financing activities and $1.7 million of the cash balances available at December 31, 1998.

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

During May 1998, United Artists completed the offering of $225.0 million of its 9.75% Fixed Rate Subordinated Notes due April 15, 2008, and the offering of $50.0 million of its Floating Rate Subordinated Notes due October 15, 2007 and entered into the $450.0 million New Bank Credit Facility with a final maturity of April 21, 2005.

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

As many of United Artists underperforming and nonstrategic theatres are nearing the end of their lease term, located in desirable locations for other uses, or are owned, the net utilization of cash to dispose of these locations is not expected to be significant. Net proceeds, if any, from these increased disposition efforts are expected to be used to repay existing debt or to be redeployed into the renovation and/or expansion of existing theatres and new, larger (in terms of screens), higher margin theatres. United Artists is in the process of disposing of 47 operating theatres (307 screens) and 37 closed theatres or under utilized parcels of real estate. For the twelve months ended September 30, 1999, these theatres generated $11.9 million of negative EBITDA (earnings before interest, taxes, depreciation and amortization). While there can be no assurance that such sales or lease termination efforts will be successful, or what the final cost will be, negotiations are ongoing with respect to several theatres and parcels of real estate. During 1999, through September 30, 1999, United Artists received approximately $8.7 million of proceeds as a result of the sale or early lease buyouts associated with eight theatres (39 screens) and disbursed approximately $2.2 million as early lease termination payments relating to five theatres (38 screens). Additionally, seven theatres (44 screens) were closed, the leases on four theatres (18 screens) expired and one theatre (eight screens) was subleased to another theatre operator. The theatres that were closed or sold were primarily smaller, older theatres that were not part of United Artists' long term strategic plans or were underperforming. In aggregate, these theatres generated approximately $4.5 million of negative EBITDA for the twelve months prior to the sale or closure.

In an effort to limit the amount of investment exposure on any one project, United Artists typically develops theatre projects where both the land and building are leased through long-term operating leases. Where such lease transactions are unavailable, however, United Artists will invest in the land and development of the entire theatre facility (fee-owned) and then seek to enter into a sale and leaseback transaction. Regardless of whether the theatre is leased or fee-owned, in most cases the equipment and other theatre fixtures are owned by United Artists. For the thirty-nine weeks ended September 30, 1999, United Artists invested $11.3 million on eight theatres (101 screens) which opened during 1998 and approximately $29.7 million on the development of three new theatres (41 screens), one theatre (12 screens) on an existing drive-in and renovations, expansions, and the addition of stadium seating to five existing theatres (53 screens) opened or expected to open during the next 12 months, as well as and recurring maintenance to certain existing theatres. Additionally, United Artists received $5.4 million of proceeds from a 1999 sale and leaseback transaction.

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

In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. Approximately $9.2 million of the sales proceeds were paid to UATC during 1999 for reimbursement of certain of the construction costs relating to the two theatres.

During 1999, UATC and UAR entered into three separate sale and leaseback transactions on one existing theatre and two theatres currently under construction. Total proceeds from the sale and leaseback transactions will be approximately $19.1 million. During the thirty-nine weeks ended September 30, 1999, UAR received approximately $5.4 million of the sales proceeds. The leases have terms ranging from 20 to 25 years with options to extend for an additional 20 to 23 years.

At September 30, 1999, United Artists had entered into construction or lease agreements for one new theatre (16 screens), one theatre (12 screens) on an existing drive-in and for the renovation, expansion and the addition of stadium seating to one existing theatre (15 screens) that United Artists intends to open during the next 12 months. United Artists estimates that capital expenditures associated with these theatres will aggregate approximately $39.3 million. Approximately $6.7 million relating to these theatres had been spent through September 30, 1999 and $9.7 million will be received from a sale and leaseback transaction. Such amount relates only to projects in which United Artists had executed a definitive lease and all significant lease contingencies have been satisfied. United Artists will make additional capital expenditures for ongoing maintenance and with regard to the renovation or expansion of existing key locations as opportunities present themselves and capital resources are available. Because a significant portion of United Artists' future capital spending plans relate to the renovation and/or expansion of existing key locations, the timing of such commitments and expenditures are much more flexible and thus can be matched to net cash provided by operating activities, asset sales and other sources of capital.

United Artists is party to interest rate collar agreements on $150.0 million of floating rate debt which provide for a LIBOR interest rate cap of 6% per annum and LIBOR interest rate floors of approximately 5 1/2%, expiring at August 2001. The terms of the New Bank Credit Facility require United Artists to obtain interest rate hedges on a certain portion of its indebtedness thereunder. Amounts paid to the counterparties to the interest rate collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

At the September 30, 1999, United Artists had $15.3 million of unused commitments under the Revolving Facility. As of October 15, 1999, United Artists had borrowed $15.0 million of the remaining unused commitments under the Revolving Facility to fund the October 15, 1999 interest payments on the Senior Subordinated Notes. After this borrowing, $0.3 million of unused commitments were available under the Revolving Facility.

United Artists believes that the net cash provided by operations in future periods, proceeds from asset sales and sale leaseback transactions will be sufficient to fund its future cash requirements. United Artists expects the future cash requirements will principally be for repayments of indebtedness, working capital requirements and capital expenditures. United Artists' future operating performance and ability to service its indebtedness will be subject to the success of motion pictures released in the future, future economic conditions and to financial, business and other factors, many of which are beyond United Artists' control. Additionally, United Artists' ability to incur additional indebtedness may be limited by covenants contained in the Participation Agreement relating to the 1995 Sale and Leaseback discussed above.

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

COMPUTER BASED SYSTEMS IN UNITED ARTISTS' THEATRES: United Artists' theatres utilize a number of computerized systems that may encounter year 2000 problems. Some of the systems that may experience year 2000 problems include the point-of-sale ("POS") system, the projection and sound system, the energy management system and other ancillary systems. The POS system records sales transactions, issues admission tickets and relays the daily operational information to United Artists' corporate computer system. United Artists initiated a plan to replace its outdated POS system in 1993. The new POS system has been tested and is expected to be year 2000 compliant. At September 30, 1999, replacement of United Artists' POS system was approximately 95% complete. United Artists expects that by December 31, 1999 all of its operating theatres will be year 2000 compliant. If the POS system were to malfunction or fail, manual backup systems currently in place at the theatres could be utilized.

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

COMPUTER BASED SYSTEMS AT UNITED ARTISTS' ADMINISTRATIVE OFFICES: United Artists' corporate administrative offices utilize a number of computerized systems that may encounter year 2000 problems. The most significant of these systems are the financial information systems (i.e. general ledger, accounts payable, payroll and management information systems), and the telecommunications systems. During 1998 United Artists purchased and implemented a new general ledger and accounts payable system. An upgrade to the existing payroll system, including human resources information, payroll checks and theatre time clocks, is approximately 90% completed. These financial information systems have been tested and appear to be year 2000 compliant. A failure of any of these systems could impact the ability of United Artists to provide accurate financial information. Such failure or malfunction could also delay payments to both vendors and employees. While manual systems of information gathering and monetary disbursements are available, these backup manual systems would be very expensive to utilize.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Emerging Issues Task Force (EITF) released No. 97-10, "The Effect of Leasee Involvement in Asset Construction." Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. In certain construction projects, United Artists is responsible for directly paying project costs that are in excess of an agreed upon amount to be paid for by the owner-lessor. Generally, these project costs paid by United Artists include elements that are considered to be structural in nature as defined by Issue No. 97-10. As a result, United Artists believes it would be considered the owner of these projects during construction. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction does not commence by December 31, 1999. Unless United Artists changes the manner in which it contracts for the construction of theatres, United Artists believes that Issue No. 97-10 will require certain of its future operating leases to be recorded as lease financing obligations. United Artists believes that none of its current construction commitments will need to be accounted for in accordance with Issue No. 97-10.

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

                                            Expected Maturity Date
                                                   September 30,                                              Fair
                              2000      2001      2002     2003      2004     THEREAFTER       TOTAL          VALUE
                              ----      ----      ----     ----      ----     ----------       -----          -----
Total Indebtedness
  Fixed Rate                  $3.2      1.9       0.4       0.4      0.4        228.1          234.4          54.4
  Avg. Interest Rate          9.4%      9.2       7.8       7.8      7.8          9.7            9.7

  Floating Rate               $3.5      3.5       7.7      35.8      53.8       370.2          474.5         358.0
  Avg. Interest Rate          (1)       (1)       (1)       (1)      (1)         (1)            (1)

Interest Rate Collars
  (notional amount)            -       150.0       -         -        -           -            150.0          0.3
Avg. Interest Rate
  Interest Rate Cap           (2)       (2)       (2)       (2)      (2)         (2)            (2)
  Interest Rate Floor         (3)       (3)       (3)       (3)      (3)         (3)            (3)

(1) The weighted average floating interest rate at September 30, 1999 was 10.0%.
(2)  The average interest rate cap is 6.0% through August 2001.
(3)  The average interest rate floor is 5.5% through August 2001.

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27   Financial Data Schedule


(b) Reports on Form 8-K

On September 29, 1999, United Artists filed a Form 8-K with the Securities and Exchange Commission.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UNITED ARTISTS THEATRE COMPANY
                                       (Registrant)



                                       /S/ TRENT J. CARMAN
                                       ---------------------------------------
                                       By:   Trent J. Carman
                                             Chief Financial Officer



Date:  November 11, 1999