Form 10-K405
period 1999-12-30
UNITED ARTISTS THEATRE CO
filed 2000-04-14
CIK 889571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                       FORM 10-K

         ( X )       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 1999   Commission file number:  333-56985
                                                                       333-56999


         (    )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ________________


                         UNITED ARTISTS THEATRE COMPANY
               (exact name of registrant as specified in charter)


         DELAWARE                                               84-1198391
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification No.)

9110 E. Nichols Avenue, Suite 200
 ENGLEWOOD, CO                                                   80112
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (303) 792-3600


Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No
                         ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. N/A.

As of April 10, 2000, 11,551,383 shares of Class A Common Stock, 419,783 shares of Class B Common Stock (including options to acquire 387,408 shares of Class B Common Stock exercisable within 60 days of such date) and 4,342 shares of Class C Common Stock were outstanding.

                         UNITED ARTISTS THEATRE COMPANY

                           Annual Report on Form 10-K

                                December 30, 1999

                                TABLE OF CONTENTS


                                     PART I
                                                                                                 Page
                                                                                                 ----
Item 1         -  Business                                                                         3

Item 2         -  Properties                                                                      15

Item 3         -  Legal Proceedings                                                               15

Item 4         -  Submission of Matters to a Vote of Security Holders                             15


                                     PART II

Item 5         -  Market for Registrant's Common Equity and Related Stockholder
                  Matters                                                                         16

Item 6         -  Selected Financial Data                                                         16

Item 7         -  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                           17

Item 7(A)      -  Quantitative and Qualitative Disclosures About Market Risk                      30

Item 8         -  Financial Statements and Supplementary Data                                     31

Item 9         -  Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure                                               31


                                    PART III

Item 10        -  Directors and Executive Officers of the Registrant                              53

Item 11        -  Executive Compensation                                                          55

Item 12        -  Security Ownership of Certain Beneficial Owners and Management                  58

Item 13        -  Certain Relationships and Related Transactions                                  60


                                     PART IV

Item 14        -  Exhibits, Financial Statement Schedules, and
                           Reports on Form 8-K                                                    61

Signatures


                         CAUTIONARY STATEMENT REGARDING
                           FORWARD LOOKING STATEMENTS

CERTAIN OF THE MATTERS DISCUSSED IN THIS FORM 10-K MAY CONSTITUTE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SECURITIES ACT OF 1933, AS AMENDED AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE UNCERTAINTIES AND OTHER FACTORS AND THE ACTUAL RESULTS AND PERFORMANCE OF UNITED ARTISTS MAY BE MATERIALLY DIFFERENT FROM FUTURE RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH STATEMENTS. CAUTIONARY STATEMENTS REGARDING THE RISKS ASSOCIATED WITH SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE STATEMENTS INCLUDED UNDER "BUSINESS", "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." ADDITIONALLY, CERTAIN OF SUCH RISKS AND UNCERTAINTIES RELATE TO THE HIGHLY LEVERAGED NATURE OF UNITED ARTISTS, THE RESTRICTIONS IMPOSED ON UNITED ARTISTS BY CERTAIN INDEBTEDNESS, THE SENSITIVITY OF UNITED ARTISTS TO ADVERSE TRENDS IN THE GENERAL ECONOMY, THE HIGH DEGREE OF COMPETITION IN UNITED ARTISTS' INDUSTRY, THE VOLATILITY OF UNITED ARTISTS' QUARTERLY RESULTS AND UNITED ARTISTS' SEASONALITY, THE DEPENDENCE OF UNITED ARTISTS ON FILMS AND DISTRIBUTORS AND ON ITS ABILITY TO OBTAIN POPULAR MOTION PICTURES, THE CONTROL OF UNITED ARTISTS BY THE MERRILL LYNCH CAPITAL APPRECIATION FUND II AND THE DEPENDENCE OF UNITED ARTISTS ON KEY PERSONNEL, AMONG OTHERS. ADDITIONALLY, UNITED ARTISTS' ABILITY TO SUCCESSFULLY IMPLEMENT ITS BUSINESS AND OPERATING STRATEGY MAY BE DEPENDENT UPON REORGANIZING ITS CAPITAL STRUCTURE AS DISCUSSED HEREIN.

THE FOREGOING CAUTIONARY STATEMENTS EXPRESSLY QUALIFY ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO UNITED ARTISTS.

                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

United Artists Theatre Company ("United Artists") (formerly known as Oscar I Corporation) and an affiliated company OSCAR II Corporation ("OSCAR II") were formed in February 1992 for the purpose of acquiring United Artists Theatre Circuit, Inc. ("UATC") and United Artists Realty Company ("UAR") from an affiliate of Tele-Communications, Inc. ("TCI"). OSCAR II was subsequently merged into OSCAR I Corporation.

Merrill Lynch Capital Appreciation Fund II ("ML Fund II"), a private equity investment fund managed by Merrill Lynch Capital Partners, Inc., certain institutional investors, and certain members of United Artists' management own United Artists. On May 12, 1992, United Artists purchased all of the outstanding common stock of UATC from the affiliate of TCI (the "Acquisition").

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

From 1986 through 1989, UACI's growth was the result of the acquisition of several regional theatre circuits predominantly in Pennsylvania, Georgia, North and South Carolina, Louisiana, Arkansas, Mississippi, Arizona, Nevada and Colorado. Subsequent to these acquisitions UACI was the largest operator of theatres in North America with 2,695 screens. From 1989 to the present UACI has continued to consolidate the previously acquired operations through the construction of new facilities and the sale or closure of numerous older, smaller theatres.

In 1989 UACI changed its name to United Artists Entertainment Company ("UAE") in conjunction with the acquisition of United Cable Television Corporation. In December 1991, TCI's affiliate acquired the remaining outstanding shares of UAE and pursued divestiture of UATC and UAR, which was completed in May 1992.

Subsequent to the Acquisition by ML Fund II, United Artists increased its investments in new domestic theatres, international theatres and invested in certain businesses that it believed were synergistic with its theatre operations. These new businesses included virtual reality entertainment centers and the Satellite Theatre

Network(TM), a network of theatres that can be used for business meetings during non-peak theatrical business hours.

In December of 1996, subsequent to the departure of United Artists' then CEO, United Artists initiated a more focused operating and capital investment strategy. This strategy was designed to improve the efficiency and quality of its core operating theatre business and increase its market share within its key domestic markets. As part of this strategy, substantially all of its international operations were sold, its entertainment center business was discontinued and certain domestic markets and theatres that were under-performing or non-strategic were sold or earmarked for sale. The proceeds from the sale of the international and domestic assets have been used to repay debt and reinvested into new theatres and the expansion or renovation of existing successful theatres in key domestic markets.

(b)  NARRATIVE DESCRIPTION OF BUSINESS

United Artists is a leading motion picture exhibitor in North America. At December 30, 1999, United Artists operated 2,018 screens at 283 theatres located in 23 states. United Artists licenses films from all of the major and independent film distributors and derives revenues primarily from theatre admissions and concession sales. United Artists operates screens in eight of the ten largest demographic market areas ("DMAs") in the United States and approximately 43.2% of its screens are located in the top 20 DMAs. United Artists believes that it is one of the largest single exhibitors, based on number of screens, in many of its core areas of operation and that this market position provides several operating benefits. Theatre operations in six states (California, New York, Pennsylvania, Florida, Texas and Colorado) accounted for approximately 57.6% and 56.7% of United Artists' total theatres and screens, respectively, at December 30, 1999 and 63.3% of United Artists' theatrical revenue for the fiscal year ended December 30, 1999.

United Artists has invested more than $520.3 million since January 1, 1992 toward improving the quality of its asset base by, among other things, renovating existing theatres and constructing new state-of-the-art theatres. Approximately 39.2% of United Artists' screens (791 screens) have been constructed since January 1, 1992. Virtually all of the theatres United Artists has built since 1997 are state-of-the-art, 9 to 16 screen multiplex theatres with stadium seating, high-backed rocking seats, digital sound, expanded concession areas and other state-of-the-art design features and amenities. In addition, since 1997 eight theatres (77 screens) have been rebuilt or renovated to accommodate stadium seating. These state-of-the-art amenities will be included in United Artists' construction of all newly built theatres as well as in renovations to existing theatres. As compared to the prior generation of non-stadium theatres, United Artists believes that these theatres provide a higher quality entertainment experience for patrons and significant operating efficiencies and improved economics for United Artists. At December 30, 1999, United Artists operated 30 theatres (318 screens) which offered stadium seating. At December 30, 1999, approximately 89.0% of United Artists' screens were located in theatres with five or more screens. United Artists' average number of screens per theatre has increased 47.9% from 4.8 at January 1, 1992 to 7.1 at December 30, 1999.

During late 1997 several of United Artists' competitors initiated expansion programs to aggressively build new stadium seating megaplexes (14 or more screens) in an effort to gain market share. As a result of this unprecedented increase in capital spending by other operators, several of United Artists' older, smaller non-stadium seating theatres were adversely impacted. In response to this market condition, United Artists, within the limitations imposed by its capital structure and liquidity, has been seeking to defend its competitive position through investments in its key market positions and dispositions of those theatres that were unprofitable and could not compete effectively against new stadium seating theatres.

During 1999 as the level of the capital spending of its competitors peaked, United Artists implemented a plan intended to accelerate the divestitures of under-performing and non-strategic theatres and real estate. At December 30, 1999, 55 operating theatres (371 screens), leases for 18 closed theatres, and 12 owned properties were included in its disposition plan. The 55 operating theatres include 41 leased and five owned properties and nine properties previously sold and leased back by United Artists. In addition to the effort of United Artists' personnel, an outside consultant was engaged to facilitate negotiations with landlords. The timing and cost of disposal of under-performing theatres have been estimated based on recent progress, ongoing settlement discussions and/or prospective tenants which have been identified to take over the location. During 1999, 21 theatre leases (113 screens) were terminated and three parcels of real estate were sold. Net proceeds of $9.9 million were received for the terminations and sales. The earnings before interest, tax, depreciation and amortization plus other non-recurring or non-cash operating credits or charges ("EBITDA") of these properties for the twelve months prior to the termination or sale was a negative $2.8 million.

United Artists continues to face liquidity problems caused by its significant debt burden and its continuing net losses. United Artists has incurred net losses of $127.3 million, $98.0 million and $50.8 million in 1999, 1998 and 1997, respectively. United Artists' EBITDA in 1999, 1998, and 1997 were, and absent recapitalization and restructuring its projected EBITDA in future years is projected to be insufficient to support its current debt balances and related interest obligations. United Artists' independent public accountants included in their report on United Artists' consolidated financial statements for the fiscal year ended December 30, 1999 an explanatory paragraph that describes the significant uncertainty about United Artists' ability to continue as a going concern due to recurring losses and insufficient liquidity, and that United Artists' financial statements do no reflect any adjustment that might result from the outcome of this uncertainty.

Due to a decline in its EBITDA and lack of operating liquidity, in February 2000, United Artists initiated discussions with the senior secured lenders under its Bank Credit Facility, regarding a recapitalization plan. Once a recapitalization plan has been approved by its senior secured lenders, United Artists intends to initiate discussions with the holders of the Senior Subordinated Notes, with resect to that recapitalization plan. There can be no assurance that such negotiations will be successful and even if successful, implementation of the recapitalization plan may require additional actions with respect to the reorganization of United Artists. United Artists is or soon will be in default under its Bank Credit Facility and Senior Subordinated Notes, and in the absence of forbearance and conclusion of a successful recapitalization and restructuring, the senior secured lenders and Senior Subordinated Noteholders may seek to exercise their remedies, including acceleration of indebtedness. In the absence of a recapitalization and restructuring, management will not be able to implement its business plan as expressed throughout this document, and United Artists will have to explore other alternatives to reorganize United Artists.

On April 15, 2000, an interest payment of $12.3 million is due to the holders of the Senior Subordinated Notes. United Artists will not make that payment when due and will attempt to complete its negotiations with its senior secured lenders under the Bank Credit Facility to recapitalize United Artists during the 30-day Senior Subordinated Notes interest payment grace period and then United Artists will present that plan to the holders of the Senior Subordinated Notes for their consideration. There can be no assurance that the holders of the Senior Subordinated Notes will consent to the plan. At the end of the 30-day interest payment grace period under the Senior Subordinated Notes, assuming that both the lenders under the Bank Credit Facility and the holders of the Senior Subordinated Notes have not consented to a recapitalization plan, the holders of the Senior Subordinated Notes may then attempt to exercise any remedies available to them, including, without limitation, acceleration of the indebtedness. The senior secured lenders under the Bank Credit Facility have, however notified the holders of the Senior Subordinated Notes of a default under the Bank Credit Facility and blocked payment of the Senior Subordinated Notes for up to 180 days. A financial and corporate reorganization of United Artists is likely whether or not a consensual debt restructuring agreement can be reached with the lenders under the Bank Credit Facility and the holders of the Senior Subordinated Notes.

INDUSTRY OVERVIEW
According to the National Association of Theatre Owners, more than 400 participants in the domestic motion picture theatre exhibition business operate approximately 37,200 screens in North America. At June 1999, the top ten companies operated approximately 54.5% of the total screens as compared to 31.0% in 1986. The remainder of the domestic motion picture theatre exhibition industry is highly fragmented, with the remaining 45.5% of the screens being operated by approximately 390 exhibitors. United Artists has one of the largest shares of total screens with approximately 5.4% of all screens in North America at December 30, 1999.

The majority of the theatres operated in North America are multi-screen theatres with four to 12 screens and sloped floors ("multiplex"). During 1996 a new theatre design known as the megaplex which generally has between 14 and 30 screens in a single theatre, became the industry standard in most major markets. The multiplex and megaplex format provides numerous benefits for theatre operators, including allowing facilities (concession stands and restrooms) and operating costs (lease rentals, utilities and personnel) to be allocated over a larger base of screens and patrons. Multiplexes and megaplexes have auditoriums with varying seating capacities (typically from 100 to 500 seats) that allow for multiple showtimes of the same film and a variety of films with differing audience appeal to be shown. They also provide the flexibility to shift films to larger or smaller auditoriums depending on their popularity. To limit crowd congestion and maximize the efficiency of floor and concession staff, the starting times of films are staggered. The growth in the number of screens operated nationally and the cost of construction have accelerated significantly over the past three years. The number of screens increased 7.2% in each of 1997 and 1998 and 8.8% in 1999 while the cost per screen of a stadium seating megaplex has increased to $1.0 million or more. In contrast, the annual average rate of increase since 1978 was only approximately 3.9% and the cost per screen was less than half of the current cost.

The growth of the number and quality of screens, strong domestic consumer demand, growing foreign theatrical construction and ancillary revenue opportunities have led to an increase in the volume of major film releases. The greater number of screens has allowed films to be produced for and marketed to specific audience segments (e.g., horror films for teenagers) without using capacity required for mainstream product. The greater number of screens has also prompted distributors to increase promotion of new films. Not only are there more films in the market at any given time, but the multiplex and megaplex format allows for much larger simultaneous national theatrical release. In prior years a studio might have released 1,000 prints of a major film, initially releasing the film only in major metropolitan areas, then gradually releasing it in smaller cities and towns nationwide. Today, studios often release over 2,500 prints of a major film and open it nationally in one weekend. While these broader national openings have made up-front promotion of films critical to attract audiences and stimulate word of mouth advertising, they have in many cases shortened the length of run and increased the film cost percentage paid by exhibitors.

Motion pictures are generally made available through various distribution methods at various dates after the theatrical release date. The release dates of motion pictures in these other "distribution windows" begin four to six months after the theatrical release date with video cassette rentals, followed generally by off-air or cable television programming including pay-per-view, pay television, other basic cable and broadcast network syndicated programming. These new distribution windows have given producers the ability to generate a greater portion of a film's revenues through channels other than theatrical release. This increased revenue potential after a film's initial domestic release has enabled major studios and certain independent producers to increase film production and theatrical advertising. The additional non-theatrical revenue has also allowed for higher individual film production and marketing costs. The total cost of producing and distributing a picture averaged approximately $51.5 million in 1999 compared with approximately $17.5 million in 1986. The average cost to advertise and promote a picture was approximately $24.5 million in 1999 as compared with $6.7 million in 1986.

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

Although it cannot provide any assurances, management expects that the overall supply of films will continue to increase. Over the past five years there has been an increase of approximately 6.6% in the number of motion pictures rated by the Classification and Rating Administration. There has also been an increase in the number of major studios and reissues of films as well as an increased popularity of films made by independent producers.

BUSINESS AND OPERATING STRATEGY
The matters described under this caption "Business and Operating Strategy", to the extent that they relate to future events or expectations, may be significantly and negatively affected by United Artists current liquidity position. Due to a decline in its EBITDA and lack of operating liquidity, in February 2000, United Artists initiated discussions with the senior secured lenders under its Bank Credit Facility regarding a recapitalization plan.
Once a recapitalization plan has been approved by its senior secured lenders, United Artists intends to initiate discussions with the holders of the Senior Subordinated Notes, with respect to that recapitalization plan. There can be no assurance that such negotiations will be successful and even if successful, implementation of the recapitalization plan may require additional actions with respect to the reorganization of United Artists. United Artists is or soon will be in default under its Bank Credit Facility and Senior Subordinated Notes, and in the absence of forbearance and conclusion of a successful recapitalization and restructuring, the senior secured lenders and Senior Subordinated Noteholders may seek to exercise their remedies, including acceleration of indebtedness. In the absence of a recapitalization and restructuring, management will not be able to implement its business plan as expressed throughout this document, and United Artists will have to explore other alternatives to reorganize United Artists.

United Artists' operating and capital investment strategy is to focus on improving the quality of its theatres in key operating markets and the quality of its daily operations. Key elements include:

DIVEST OR FIND ALTERNATE USES FOR UNDER-PERFORMING THEATRES. United Artists' 1999 divestiture plan was designed to accelerate the termination or sale of under-performing or non-strategic assets by:

         -        terminating leases for under-performing theatres;

         - selling real estate underlying non-strategic or under-performing theatres;

         -        divesting profitable theatres in non-core areas;

         - exchanging theatres in non-core areas for theatres in core areas; and

         - finding new operating techniques or alternative uses for under-performing theatres.

During 1999, United Artists sold certain non-operating real estate assets and closed or sold 40 under-performing or non-strategic theatres (205 screens) for which net cash proceeds of $9.9 million were received. Many of the theatres closed or sold were not profitable or were located in areas that are not part of United Artists' long-term strategic plans. The divestiture plan is designed to significantly increase EBITDA by discontinuing operations at under-performing and non-strategic locations. United Artists has identified 55 operating theatres (371 screens) and 12 parcels of owned real estate which are not considered strategically important or are under-performing. United Artists plans to sell or close these theatres (and terminate the lease) during the next twelve months, although there can be no assurance that United Artists will be able to accomplish such divestitures or closings (or lease terminations). EBITDA for those operating theatres included in the divestiture plan at December 30, 1999, was negative $11.2 million for the year then ended. In addition, theatres closed during 1999 had negative EBITDA totaling $4.8 million and $2.4 million of expenses related to entertainment center operations discontinued in 1998. Increased cash flow (net of the disposition costs) resulting from the disposition of under-performing theatres can be used to either reduce debt or for capital improvements to existing, successful theatres. Lease exit costs of $22.7 million have been charged to operating income during 1999 related to the operating theatres targeted for disposition.

FOCUSED OVERHEAD AND OPERATING STRATEGY. United Artists' core business strategy focuses management's attention and capital resources on those geographic areas where United Artists intends to strengthen and defend its current position. During the last few years, United Artists has implemented operational improvements and overhead reductions intended to improve United Artists' operating results and has sold or closed numerous under-performing or non-strategic theatres.

RENOVATE, REBUILD OR EXPAND EXISTING KEY THEATRE LOCATIONS AND DEVELOP NEW THEATRES IN CORE MARKET AREAS. United Artists plans to continue increasing its number of screens per location and operating margins by focusing its capital investment activities on the renovation or expansion of existing key theatres in its core areas of operation. All future theatre renovations and expansions will include, among other things, the addition of stadium seating. The theatres selected for renovation and expansion will be those that have favorable historical operating results and for which a renovation or expansion will solidify market position and improve operating performance.

If presented with a good opportunity, United Artists may also build new state-of-the-art theatres within its core areas of operation. Currently, only one new theatre (15 screens plus an IMAX) is under construction and is scheduled to open during 2000. This theatre replaces two existing twin screen theatres in the Philadelphia market. While no additional theatre developments have been initiated, plans or other pre-development work has been completed for the renovation and expansion of several existing key theatres. Assuming United Artists is able to complete its recapitalization, these high priority renovations will be initiated. United Artists constructs its new theatres or renovates existing theatres with stadium seating, digital sound, comfortable high back rocker seats and other popular design features and amenities. United Artists believes that its theatre design with 12 to 16 screens will provide an optimal relationship between the number of screens (12 to 16) and the size of the auditoriums (125 to 400 seats) and maximize the revenue per square foot generated by the facility and reduce the cost per square foot of construction and operation. This strategy, in combination with an emphasis on concession sales, is designed to improve revenue and profitability by enhancing attendance and concession sales, theatre utilization and operating efficiencies and provide more efficient clustering around regional and district management centers. United Artists believes that theatres which are larger than 16 screens tend to have a higher level of return risk because they require both a larger capital investment and a larger drawing area (exposed to more potential competition) to be successful. This strategy generally results in a diminishing return on capital investment for the incremental screens.

While United Artists plans to develop new state-of-the-art theatres on a very selective basis, its main focus will be to improve the risk return relationship of investments made. This can be accomplished by reducing individual theatre financial leverage and capital requirements by focusing on expanding, renovating and rebuilding many of its key locations. In many cases, these existing key locations can be transformed into state-of-the-art multiplex stadium seating theatres without competing against other operators for the location and incurring higher rent and excessive preconstruction costs. Furthermore, existing structures can be utilized while being refurbished to help reduce overall construction costs. United Artists' renovation of theatres in successful locations eliminates much of the geographic risk related to a project's success as it is already known that patrons prefer the location.

In order to reduce the overall investment in new theatres, United Artists generally enters into "build to suit" and other landlord leasing arrangements or sale and leaseback transactions. United Artists also intends to continue to sell non-strategic and under-performing assets and expects to redeploy capital to its core markets. This strategy is intended to provide increased liquidity from the disposal of non-cash flow producing investments and theatres with limited growth potential.

United Artists also has plans to renovate the concession stands in several of its high volume theatres with a new "pass-thru" design. This design has been included in theatres opened during 1999 and has provided increased concession sales in those theatres of $0.25 to $0.50 per patron over traditional stand designs in the same market. The investment of approximately $150,000 per stand is expected, by management, to have a pay back period of six months to a year.

During 1999, United Artists opened three new theatres (37 screens), added stadium seating to three theatres (36 screens), and renovated one additional theatre (2 screens).

IMPLEMENT OPERATIONAL IMPROVEMENTS. United Artists has recognized theatre and concession operating efficiencies through a heightened focus on increasing concession sales, managing theatre payrolls and other variable costs and increased staff training. Concession sales per patron increased by approximately 2.4% in 1999 versus 1998 and 5.0% annually from 1993 to 1999. Management believes that there are opportunities to achieve additional operating efficiencies by disposing of under-performing theatres, renovating and expanding certain existing theatres, developing new multiplex stadium theatres, and continuing to control theatre level operating expenses.

ENHANCE STUDIO/DISTRIBUTOR RELATIONSHIPS. Management intends to continue to enhance and balance its studio relationships to obtain the optimal number of marketable motion pictures at efficient film rental percentages. United Artists believes that it will maintain or increase the number of prints it obtains from each studio as it increases the number of its screens in key locations, renovates certain of its existing theatres and develops new, larger (12 to 16 screens), higher margin theatres in its core markets.

DEVELOP ANCILLARY REVENUE OPPORTUNITIES. United Artists believes that there are opportunities to increase its ancillary revenue from its Satellite Theatre Network(TM) ("STN") VIP/Premier group ticket sales, In-Theatre Advertising and game machines. STN rents theatres on a networked and non-networked basis for corporate meetings, seminars, product and customer research and other entertainment uses. Through its VIP/Premier ticket programs, United Artists seeks to enhance theatre attendance by selling large groups of tickets to businesses and groups through coupon books as well as gift certificates. In-Theatre Advertising provides an additional opportunity to increase revenue and profitability through the sale of rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and other advertising products.

OPERATIONS
OVERVIEW
The following table summarizes the screens and theatres in which United Artists owned more than a 50% interest and the total screens in North America at the end of each of the last five years:

                                                 1995         1996         1997         1998        1999
                                                 ----         ----         ----         ----        ----
Number of United Artists Theatres                  406          366          338          319         283
Number of United Artists Screens                 2,310        2,203        2,172        2,184       2,018
Average Screens per Theatre                        5.7          6.0          6.4          6.8         7.1
Number of North America Screens                 27,843       29,731       31,865       34,168      37,185
United Artists Share of Industry Screens          8.3%         7.4%         6.8%         6.4%        5.4%


United Artists also manages four other theatres (10 screens) in the United States in which it owns a 50% or less interest and owns 10% interests in each of two corporate entities, one of which operates two theatres (seven screens) in Singapore and the other that operates two theatres (14 screens) in Thailand.

As set forth in the following table, although United Artists operates some smaller theatres (in terms of number of screens), approximately 89.0% of United Artists' screens as of December 30, 1999 were in theatres containing five or more screens:


                   Number of Screens          Number of                % of                  % of
                      per Theatre             Theatres             Total Screens         Total Revenue
                   -----------------          ---------            -------------         -------------
                    Greater than 10               36                  22.7%                  28.6%
                        9 - 10                    57                  27.2                   28.0
                         7 - 8                    53                  20.2                   17.3
                         5 - 6                    66                  18.9                   16.3
                         3 - 4                    50                   9.4                    7.5
                         1 - 2                    21                   1.6                    2.3


As part of its strategic operating plan, United Artists intends to terminate leases or sell 55 theatres (371 screens) in operation at year-end. A summary of the theatres included in the disposition plan is set forth below:


                   Number of Screens          Number of                % of                  % of
                      per Theatre             Theatres             Total Screens         Total Revenue
                   -----------------          ---------            -------------         -------------
                    Greater than 10                5                   3.0%                   2.0%
                        9 - 10                     5                   2.4                    1.1
                         7 - 8                    14                   5.3                    2.6
                         5 - 6                    21                   6.0                    2.6
                         3 - 4                     8                   1.5                    0.8
                         1 - 2                     2                   0.2                    0.1
                                                  --                   ---                    ---
                                                  55                  18.4%                   9.2%
                                                  ==                  =====                   ====


REVENUE United Artists' principal sources of revenue from its theatres are derived from theatrical admissions and concession sales. For the fiscal year ended December 30, 1999, theatrical admissions and concession sales comprised approximately 68.6% and 27.6% of United Artists' revenue, respectively. The remaining 3.8% of revenue for this period was derived primarily from In-Theatre Advertising, the Satellite Theatre Network(TM), electronic video games located in theatre lobbies and other miscellaneous sources.

United Artists' admissions revenue is based on the level of theatrical attendance and the mix of tickets sold. Theatre attendance is dependent primarily upon the ability to license the most popular films. United Artists' ticket prices vary throughout the circuit depending upon such things as local competition, whether the theatre is showing first run or second run movies and the local economy in which the theatre operates. Reduced ticket prices are typically charged for senior citizens, children and matinee showings. The mix of tickets sold is primarily related to the types of movies available to and exhibited by United Artists. Admission prices are typically evaluated taking into consideration such things as the prices at competitive theatres within the region, the nature of the theatre and the local economy. Admissions revenue is recorded net of applicable sales taxes within the region.

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

United Artists licenses the majority of its first run films from distributors owned by the major and independent film production companies. Each film distributor establishes geographic areas known as "film zones," and typically allocates each of its films to only one theatre within each film zone. In most cases where there is more than one exhibitor in a film zone, this allocation process is based on long standing relationships between the distributor and exhibitor with respect to that theatre or is done on an alternating basis. In certain very limited cases where several exhibitors operate in a single film zone, films are allocated based on an exhibitor bidding process. The size of a film zone is based primarily upon population density. United Artists operates 145 theatres in non-competitive film zones and, therefore, does not currently compete with other exhibitors for licensing specific film product at a given time in such film zones.

Film licenses typically specify rental fees equal to the higher of a percentage of (i) gross box office receipts or (ii) a theatre admissions revenue sharing formula. Under the gross box office receipts formula, the film distributor receives a specified weekly percentage of the gross box office receipts, with the percentage declining over the term of the run. Under the theatre admissions revenue sharing formula, the film distributor receives a specified percentage of the excess of box office receipts over a periodically negotiated amount of theatre "house" expenses. In a very limited number of cases, United Artists may be required to pay a non-refundable guarantee or make film rental advances in order to obtain certain film licenses.

The terms of the film licenses (and hence the film rental costs) with certain film distributors are historically finalized after exhibition of the film in a process known as "settlement." The settlement process considers, among other things, the actual success of a film relative to original expectations, an exhibitor's commitment to the film and the exhibitor's relationship with the film distributor. United Artists has historically been able to license a majority of the motion pictures available; however, there is no guarantee that this will continue.

MARKETING AND ADVERTISING
United Artists relies principally upon newspaper advertisements, newspaper film schedules, the internet, MovieFone and word of mouth to inform its patrons of film titles and exhibition times. United Artists typically pays for local newspaper advertisements to promote its theatres and inform its patrons of the films being played and show times. In many areas, the film's distributor pays for multi-media advertisements for upcoming film releases. In many areas there is also a "co-op" arrangement whereby the exhibitors and distributors share in the cost of film advertisement in newspapers. Film distributors will also typically pay for radio and television spots to promote certain motion pictures and special events.

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

THEATRE PROPERTIES
The majority of United Artists' theatres are located in freestanding buildings or are "anchor" tenants in regional malls or strip centers. Typically, United Artists' third-party leases have remaining terms ranging from 10 to 25 years and provide for options to extend for up to 20 additional years at United Artists' election. The leases provide for annual base rent and many require additional rent based upon a percentage of the leased theatres' revenue over a certain breakpoint. Certain of the leases provide for escalating minimum annual rentals. The leases typically require United Artists to pay for property taxes, insurance and certain of the lessors' overhead costs. United Artists expects that in the normal course of business, desirable leases that expire will be renewed or replaced by other leases, although such renewals or replacements may be on different terms. United Artists owns directly or through its subsidiaries substantially all of the theatre equipment used in all of its theatres.

United Artists has historically financed, and plans to continue to finance, a significant portion of the cost of construction of new theatres by entering into long-term leases or sale and leaseback transactions. United Artists' long-term leases typically have initial terms of 15 to 25 years with renewal options and require the landlord to provide a significant portion of the up-front construction costs. As a result, capital expenditures are often only required for equipment and certain tenant finishes, thereby reducing the required net capital expenditures. A summary of United Artists' theatre leases is as follows (base rent and square feet in millions):


          Remaining
         Terms (yrs.)           Leases       Screens      Base Rent      Square Feet
         ------------           ------       -------      ---------      -----------
                1-3               61            266          $7.8           1.1
                4-6               51            239           7.1           0.9
                7-9               35            236           9.1           0.9
          more than 9            126          1,091          63.1           4.5


The leases related to the 50 operating theatres and 18 closed theatres that United Artists is seeking to terminate are summarized as follows (base rent and square feet in millions):


          Remaining
         Terms (yrs.)           Leases       Screens          Base Rent      Square Feet
         ------------           ------       -------          ---------      -----------
                1-3               17            48               $1.8            0.3
                4-6               21            68                3.8            0.4
                7-9               13            90                4.6            0.4
          more than 9             17           116                8.2            0.6


Reserves totaling $22.7 million for estimated lease termination costs were booked during 1999. Management believes that: (i) the relatively short remaining lease terms, (ii) the size of the spaces, (iii) and general favorable locations of these underperforming or closed theatres will assist it in its efforts to terminate the leases.

CONSTRUCTION. United Artists intends to add additional screens to existing theatres and refurbish or rebuild existing theatres to strengthen its position in existing areas as capital becomes available. United Artists believes that renovating, expanding or completely rebuilding certain of its existing theatre locations provides it with a significant competitive advantage in many of the large metropolitan areas where the availability of suitable theatre sites is limited. The capital costs associated with renovating or expanding an existing theatre are usually significantly less than for constructing a new theatre. Additionally, the timing of these capital expenditures are flexible and thus can be matched to net cash provided by operating activities, asset sales and other sources of capital.

United Artists' new theatre construction strategy focuses on selecting sites in its existing core areas of operation and enhancing the theatregoers' experience by building state-of-the-art theatres. Each new location is selected after considering United Artists' relative strength in the particular area, the number of existing competitive screens, growth potential of the area and the minimum threshold population within a certain radius of the theatre. As part of its construction strategy, United Artists intends to construct stadium seating theatres that have a favorable balance between the number of screens (12 to 16) and the size of the auditoriums (125 to 400 seats). United Artists believes that this balance will allow United Artists to provide an adequate number of screens for film distributors and increased entertainment value to patrons afforded by larger auditoriums.

As a result of new construction and the sale or closure of older, smaller theatres, approximately 39.2% of United Artists' screens have been constructed since January 1, 1992 and approximately 58.8% of theatres operated on January 1, 1992 have been sold or closed. As a result of this new construction and the sale or closure of older, smaller theatres, United Artists' average number of screens per theatre has increased 47.9% from 4.8 screens at January 1, 1992 to 7.1 screens at December 30, 1999.

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

Theatrical exhibitors depend upon strong geographic positioning to obtain the most attractive film rental arrangements because film bookings are negotiated on a theatre-by-theatre basis. Strong geographic positioning in terms of both numbers of screens and locations enhances the attractiveness of a theatre exhibitor to film distributors, in part because of the exhibitor's ability to influence the local success of a film release.

United Artists' theatres are located in large and medium sized metropolitan areas in California, southern New York (primarily New York City and Long Island), New Jersey, Florida, Texas, eastern Pennsylvania (including Philadelphia), Louisiana, Colorado (primarily Denver), and Georgia. United Artists believes that it has a good balance and strong positions in many of these major metropolitan areas and in several rural or smaller metropolitan areas where there is reduced competition. The six states that represent the largest geographic concentration of theatres and screens operated accounted for approximately 57.6% and 56.7% of United Artists' total theatres and screens, respectively, at December 30, 1999 and generated approximately 63.3% of United Artists' theatrical revenue for the fiscal year ended December 30, 1999 were as follows:


                           Total Number           Total Number             % of
                           of Theatres             of Screens        Theatrical Revenue
                           ------------           ------------       -------------------
California                      48                  292                     16.4%
New York                        31                  216                     18.4
Florida                         22                  195                      6.1
Texas                           22                  186                      7.3
Pennsylvania                    21                  131                      7.8
Colorado                        19                  124                      7.3


During the next 12 months, United Artists plans to terminate leases on 55 theatres (371 screens) in operation at December 30, 1999 and 18 closed theatres as well as sell 12 real estate parcels. Reserves totaling $22.7 million for estimated lease termination costs were booked during 1999. A summary of those under performing or closed theatres by state is as follows:


                           Total Number           Total Number             % of
                           of Theatres             of Screens        Theatrical Revenue
                           ------------           ------------       ------------------
California                      15                   96                     3.2%
New York                         3                   26                     0.8
Florida                          8                   65                     1.2
Texas                            5                   34                     0.7
Pennsylvania                     2                    6                     0.4
Colorado                         2                    9                     0.2
Georgia                          5                   36                     0.6
Louisiana                        3                   22                     0.5
Other                           12                   77                     1.6
                                --                 -----                    ---
                                55                  371                     9.2%
                                ==                  ===                     ====


COMPETITION
United Artists competes for the public's leisure time and disposable income with all forms of out-of-home entertainment including sporting events, concerts, live theatre and restaurants. United Artists is also subject to varying degrees of competition from other theatre circuits and independent theatres, some of which may have greater access to capital resources. The motion picture exhibition industry is highly competitive, particularly with respect to film licensing, attracting patrons and acquiring or leasing new theatre sites. Some of United Artists' competitors may have greater capital resources and/or be better established in certain areas where United Artists' theatres are located. Competition for patrons occurs locally and depends upon factors such as:

         -        which films a particular theatre is showing;

         -        location of theatres;

         -        comfort and quality of theatres;

         -        ticket prices.

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

Where real estate is readily available there are few barriers preventing competitors from opening theatres near one of United Artists' theatres, which may have a materially adverse effect on United Artists' theatre. In addition, "megaplexes" (theatres with 14 or more screens) have been built or are planned to be built by competitors in certain general market areas in which United Artists operates. This new megaplex construction has resulted in excess capacity and adversely affect attendance at existing theatres in these market areas. United Artists has attempted to address the situation by rebuilding/renovating or expanding its locations, or through its divestiture plan. United Artists plans to further address this situation through capital expenditures. To the extent that future funds are available for capital expansion, United Artists intends to rebuild, renovate and/or expand existing key locations.

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

Recent consolidation in the industry has included the merger of Sony Corp.'s Loews Theatres Exhibition Group with Cineplex Odeon Corp. and the merger of Act III Cinemas Inc. and several other regional circuits with Regal Cinemas Inc. Such consolidation has increased the level of capital available to these and other larger entities which has resulted in a significant increase in new theatre construction over the past three years. As the investment returns related to this new construction have been generally low, United Artists believes future levels of new theatre construction within the industry will be much lower than in recent years.

IN-THEATRE ADVERTISING
As a means of producing ancillary revenue, United Artists sells various advertising within its theatres and on its web page including rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling. Revenues are primarily contingent upon the location of the theatre and attendance at the theatres. Profit margins on the In-Theatre Advertising are extremely high as United Artists utilizes a small corporate staff to sell and coordinate the advertising, while local theatre personnel implement the advertising programs. Existing assets at the theatres are utilized so that only a small capital investment is necessary for slide projectors. Strong business relationships exist between United Artists and some of its national advertisers, such as Coca-Cola Company, MovieFone and America on Line (AOL). United Artists recorded revenues of $8.4 million, $4.4 million and $4.5 million for the years ended December 1999, 1998 and 1997, respectively, from In-Theatre Advertising.

SATELLITE THEATRE NETWORK(TM)
In an effort to utilize its existing theatres more effectively during periods of low attendance (such as mornings and weekdays), United Artists has developed a business unit called the Satellite Theatre Network(TM) ("STN"). STN rents theatre auditoriums for seminars, corporate training, business meetings, educational or communication uses, product and customer research and other entertainment uses. Theatre auditoriums are rented individually or on a networked basis. To provide the "broadcasting" network or "teleconferencing" equipment, a network of theatres has been created by installing high quality (high definition-like) electronic video projection equipment within theatres that are networked via the combination of satellite delivery from a single location or multiple locations and telephonic communication.

As of December 30, 1999, STN included 26 theatres permanently equipped with electronic video capability and an additional 257 theatres that were being rented for individual non-networked uses. All of United Artists' theatres can be "networked" through the use of temporary equipment. Because STN utilizes existing theatre facilities and existing personnel manage its operations within the theatre, very little incremental capital or personnel expenditures are required. Marketing and sales of STN services is performed on a national basis by staff located in the corporate headquarters in Englewood, Colorado. United Artists recorded $6.2 million, $5.9 million, and $6.6 million of revenue from STN for the years ended December 1999, 1998, and 1997, respectively.

During 1998, United Artists was issued a United States Patent (No. 5,801,754) with respect to the interactive theatre network system.

MANAGEMENT
United Artists operates its theatres from its Englewood, Colorado corporate headquarters, two regional operating offices, 14 district operating offices and two film booking offices. During January 2000, the number of district operating offices was reduced to 13. Nearly all of United Artists' district offices and regional operating offices are located within theatres.

There is active communication between the theatres, division management and corporate management, which allows management to react on a daily basis to revenue and staffing information. Division management provides guidance in scheduling, staffing, screen allocation and other day-to-day operating decisions. Management personnel with United Artists' marketing and concessions operations are also continually involved with theatre management to promote strong performance in those areas. This structure allows the theatre manager to focus solely on the daily operations of the theatre. A primary responsibility of the theatre manager is improving efficiency and managing costs at the local theatre level.

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

As of December 30, 1999, United Artists employed approximately 9,000 employees, of whom approximately 1,000 were full-time. Approximately 25% of United Artists' employees (substantially all of whom are part-time employees who work in the theatres) are paid based on the applicable state and Federal minimum wage regulations. Approximately 125 employees (primarily consisting of film projectionists, many of whom are part-time) are covered by two collective bargaining agreements.

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

The Americans With Disabilities Act of 1990 ("ADA") and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. United Artists has established a program to review and evaluate United Artists' theatres and to make any changes that may be required by the ADA. In 1995, UATC settled the lawsuit styled CONNIE ARNOLD ET AL. VS. UATC, filed in 1991. This lawsuit involved allegations that certain of United Artists' theatres lacked accessibility to persons with mobility disabilities in violation of the ADA. In the settlement agreement, UATC, the plaintiffs and the Department of Justice established standards of modifications that must be made to United Artists' theatres throughout the United States to make them more accessible to persons with disabilities. If United Artists is unsuccessful in its efforts to reorganize its capital structure, it may be unable to comply with the ADA and the settlement agreement in the CONNIE ARNOLD case. Failure to comply with the ADA and the settlement agreement in the CONNIE ARNOLD case may have a materially adverse effect on United Artists' financial position, liquidity and results of operations.

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

ITEM 2.  PROPERTIES

United Artists leases its executive office located in Englewood, Colorado and certain of its regional operating and film booking offices. The following table summarizes the theatres operated by United Artists at December 30, 1999:


                                                     Total Number   Total Number
                                                     of Theatres    of Screens
                                                     -----------    ------------
Owned and Operated Theatres:
     Owned                                                  33           195
     Leased from third party landlords                     214         1,494
     Leased through sale and leaseback transactions         36           329
                                                          ----        ------
          Total owned and leased theatres                  283         2,018
Managed theatres                                             4            10
                                                          ----        ------
          Total theatres operated                          287         2,028
                                                           ===         =====


Of the 283 owned and operated theatres, five theatres (11 screens) are held through a corporation that is owned 75% by United Artists, one theatre (2 screens) is owned 60% by United Artists, and four theatres (33 screens) are held by three partnerships, each owned 51% by United Artists. The remaining owned and operated theatres are held directly by United Artists or its wholly owned subsidiaries. The master leases for theatres associated with sale and leaseback transactions allow for the exchange and sale of obsolete theatres for theatres that are part of United Artists long-term business plan. Substitutions may be made under certain conditions, during certain time periods in the future. The managed theatres include four theatres (10 screens) located in the United States.

As of December 30, 1999, United Artists also had a 10% interest in two Asian theatre exhibition joint venture companies that operate four theatres (21 screens) in Singapore and Thailand.

United Artists owns directly or through its subsidiaries substantially all of the theatre equipment used in its fee-owned theatres and theatres leased from unaffiliated third parties.

ITEM 3. LEGAL PROCEEDINGS

United Artists is involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes and miscellaneous other matters. In addition, there are various claims against United Artists relating to certain of the leases held by United Artists. Although it is not possible to predict the outcome of these proceedings, if United Artists' recapitalization efforts (see Note 2, Going Concern) are unsuccessful, and judgements against United Artists are obtained in such proceedings, there could result a material adverse effect on United Artists' financial position, liquidity and result of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the quarter ended December 30, 1999.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data relating to the results of operations for the fifty-two weeks ended December 30, 1999 and the years ended December 31, 1998, 1997, 1996 and 1995, and balance sheets as of December 30, 1999 and December 31, 1998, 1997, 1996 and 1995 (dollars in millions, except revenue per weighted average operating theatre):


                                                                Years Ended December, (3)
                                                     ---------------------------------------
                                                     1999       1998        1997        1996       1995
                                                     ----       ----        ----        ----       ----
SUMMARY OF OPERATIONS DATA:
Revenue                                          $   631.4      662.5       684.3       677.1      649.1
                                                     =====      =====       =====       =====      =====
EBITDA (1)                                       $    61.3       87.9        96.4        86.9       89.2
                                                      ====       ====        ====        ====       ====
Depreciation and amortization                    $    53.5       53.9        59.0        74.2       69.2
                                                      ====       ====        ====        ====       ====
Operating income before provision
 for impairments, lease exit costs and other     $     7.8       34.0        37.4        12.7       20.0
                                                       ===       ====        ====        ====       ====
Impairments, lease exit costs and other          $    61.6       36.3        35.8        11.4       21.0
                                                      ====       ====        ====        ====       ====
Operating income (loss)                          $   (53.8)      (2.3)        1.6         1.3       (1.0)
                                                     ======      =====        ===         ===      =====
Interest expense                                 $   (66.8)     (54.5)      (42.6)      (42.7)     (53.1)
                                                     ======      =====      ======      ======      =====

Gain (loss) on disposition of assets             $     4.5        1.0        28.0         2.7       (5.7)
                                                       ===        ===        ====         ===        ===
Discontinued operations                          $     2.4       20.3         5.4         1.5        0.6
                                                       ===       ====         ===         ===        ===
Extraordinary loss                               $       -        7.9           -           -          -
                                                       ===        ===         ===         ===        ===
Net loss                                         $  (127.3)     (89.0)      (27.0)      (45.8)     (64.8)
                                                    =======     ======      ======      ======      ======

Net loss available to common stockholder         $  (127.3)     (98.0)      (50.8)      (66.7)      (83.1)
                                                    =======      =====      ======      ======      ======

Net loss available to common stockholder
 before provisions for impairments, lease exit
 costs and other, gain (loss) on disposition of
 assets, discontinued operations, and
 extraordinary loss                               $   (67.8)     (34.5)      (37.6)      (56.5)     (55.8)
                                                     ======     ======      ======      ======      =====

Net cash provided by (used in)
 investing activities                             $   (35.4)    (113.4)        0.1       (55.9)      (1.6)
                                                      ====      =====         ===        ====        ===

BALANCE SHEET DATA AT YEAR END:
 Total assets                                    $   534.3      579.1       563.0       612.7      665.8
                                                     =====      =====       =====       =====      =====

  Total debt                                     $   721.6      653.9       414.0       453.1      453.7
                                                     =====      =====       =====       =====      =====

  Preferred stock                                $       -          -       193.9       170.1      149.2
                                                       ===        ===       =====       =====      =====

Weighted avg. operating screens(2)                   2,108      2,160       2,204       2,299      2,270
                                                     =====      =====       =====       =====      =====

Weighted avg. operating theatres(2)                    304        327         354         395       409
                                                       ===        ===         ===         ===       ===
Weighted avg. operating screens
 per operating theatre                                 6.9        6.6         6.2         5.8       5.6
                                                       ===        ===         ===         ===       ===
Revenue per weighted average
     operating theatre (000's)                    $  2,077      2,026       1,933       1,714      1,587
                                                     =====      =====       =====       =====      =====


(1) Earnings before interest, taxes, depreciation and amortization plus other non-recurring or non-cash operating credits or charges.
(2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.
(3) During 1999, United Artists changed its reporting period from the traditional calendar year end to a fifty-two /fifty-three week presentation. The 1999-year contained 52 weeks and ended on December 30.

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

United Artists continues to face liquidity problems caused by its significant debt burden and its continuing net losses. United Artists has incurred net losses of $127.3 million, $98.0 million and $50.8 million in 1999, 1998 and 1997, respectively. United Artists' EBITDA in 1999, 1998, and 1997 were, and absent recapitalization and restructuring its EBITDA in future years is projected to be insufficient to support its current debt balances and related interest obligations. United Artists' independent public accountants included in their report on United Artists' consolidated financial statements for the fiscal year ended December 30, 1999 an explanatory paragraph that describes the significant uncertainty about United Artists' ability to continue as a going concern due to recurring losses and insufficient liquidity, and that United Artists' financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.

Due to a decline in its EBITDA and lack of operating liquidity, in February 2000, United Artists initiated discussions with the senior secured lenders under its Bank Credit Facility regarding a recapitalization plan. Once a recapitalization plan has been approved by its senior secured lenders, United Artists intends to initiate discussions with the holders of the Senior Subordinated Notes, with respect to that recapitalization plan. There can be no assurance that such negotiations will be successful and even if successful, implementation of the recapitalization plan may require additional actions with respect to the reorganization of United Artists. United Artists is or soon will be in default under its Bank Credit Facility and Senior Subordinated Notes, and in the absence of forbearance and conclusion of a successful recapitalization and restructuring, the senior secured lenders and Senior Subordinated Noteholders may seek to exercise their remedies, including acceleration of indebtedness. In the absence of a recapitalization and restructuring, management will not be able to implement its business plan as expressed throughout this document, and United Artists will have to explore other alternatives to reorganize United Artists. Based on the foregoing, reported financial information may not necessarily be indicative of future operating results or of future financial condition.

                              RESULTS OF OPERATIONS
                  FISCAL YEARS ENDED DECEMBER 1999, 1998 AND 1997

The following table summarizes certain operating data of United Artists' theatres(1) (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):


                                          Fiscal Years Ended                  Fiscal Years Ended
                                             December (4)           %              December               %
                                           ----------------      Increase       ---------------       Increase
                                           1999        1998     (Decrease)      1998       1997      (Decrease)
                                           ----        ----     ----------      ----       ----      ----------
Revenue:
   Admissions                             $433.1        454.4      (4.7)%      454.4       473.9        (4.1)%
   Concession sales                        174.4        188.5      (7.5)       188.5       189.6        (0.6)
   Other (2)                                23.9         19.6      21.9         19.6        20.8        (5.8)
Operating expenses:
   Film rental and advertising expenses    244.0        248.5      (1.8)       248.5       262.5        (5.3)
   Concession costs                         22.7         28.0     (18.9)        28.0        30.2        (7.3)
   Other operating expenses:
     Personnel expense                      96.5         96.2       0.3         96.2        95.5         0.7
     Occupancy expense:
       Rent excluding sale and leaseback    75.8         70.2       8.0         70.2        67.8         3.5
       Sale and leaseback rentals           16.8         14.5      15.9         14.5        12.8        13.3
     Misc. operating expenses (3)           91.7         93.8      (2.2)        93.8        94.8        (1.1)


(1) The operating information includes revenue and expenses of all theatres operated by United Artists that are more than 50% owned.
(2) Revenues from the business segments In-Theatre Advertising and Satellite Theatre Network(TM) are included in Other.
(3) Expenses from the business segments In-Theatre Advertising and Satellite Theatre Network(TM) are included in Misc. operating expenses.
(4) During 1999, United Artists changed its reporting period from the traditional calendar year end to a fifty-two /fifty-three week presentation. The 1999-year contained 52 weeks and ended on December 30.

During 1999, United Artists changed its reporting period from the traditional calendar quarter and year presentation ending on March 31, June 30, September 30 and December 31 to a presentation ending on the Thursday closest to the calendar quarter or year end. The periods presented below are for the fifty-two weeks ended December 30, 1999 and the calendar years ended December 31, 1998 and 1997. United Artists operates three business segments: Theatre Operations, In-Theatre Advertising and Satellite Theatre Network(TM). Each segment is separately discussed in the following analysis.

                           THEATRE OPERATIONS SEGMENT

The following table summarizes operating revenue and expenses of United Artists' Theatre Operations Segment for the fifty-two weeks ended December 30, 1999 and the years ended December 31, 1998 and 1997 (dollars in millions).

                                                                      %                                     %
                                             ----------------      Increase       ---------------       Increase
                                             1999        1998     (Decrease)      1998       1997      (Decrease)
                                             ----        ----     ----------      ----       ----      ----------
Revenue:
   Admissions                               $433.1        454.4      (4.7)%      454.4       473.9        (4.1)%
   Concession sales                          174.4        188.5      (7.5)       188.5       189.6        (0.6)
   Other                                       9.3          9.3       -            9.3         9.7        (4.1)
Expenses:
   Film rental and advertising expenses      244.0        248.5      (1.8)       248.5       262.5        (5.3)
   Concession costs                           22.7         28.0     (18.9)        28.0        30.2        (7.3)
   Other operating expenses:
     Personnel expense                        96.5         96.2       0.3         96.2        95.5         0.7
     Occupancy expense                        92.6         84.7       9.3         84.7        80.6         5.1
     Misc. operating expenses                 86.5         88.9      (2.7)        88.9        89.5        (0.7)

Weighted avg. operating theatres(1)            304          327      (7.0)         327         354        (7.6)
Weighted avg. operating screens(1)           2,108        2,160      (2.4)       2,160       2,204        (2.0)
Weighted avg. screens per
  avg. theatre                                 6.9          6.6       5.0          6.6         6.2         6.1
Admissions per weighted avg.
  operating theatre                     $1,424,671    1,389,602       2.5    1,389,602   1,338,701         3.8
Admissions per weighted avg.
  operating screen                        $205,455      210,370      (2.3)     210,370     215,018        (2.2)
Concession sales per weighted
  avg. operating theatre                  $573,684      576,453      (0.5)     576,453     535,593         7.6


(1) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.


      REVENUE AND EXPENSES FROM OPERATING THEATRES FOR THE FISCAL YEAR ENDED
         DECEMBER 30, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

ADMISSIONS: Admissions revenue decreased 4.7% during the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998. This decrease was primarily due to a 9.6% decrease in attendance, partially offset by a 5.4% increase in the average ticket price. The increases in the average ticket prices during the year were due to an increase in the percentage of adult, non-matinee tickets sold and certain selective ticket price increases during 1998 and early 1999. The attendance decline during the fifty-two weeks ended December 30, 1999 was primarily due to three factors:

- The closure and/or sale of 40 theatres (205 screens), partially offset by the opening of three new theatres (37 screens),

- The short run of several films released at the end of 1998 and a weak film release schedule during the first four months of 1999 as compared to the unprecedented success of the film TITANIC during the same 1998 period,

- The adverse impact of stadium seating theatre construction built by competitive theatre chains.

CONCESSION SALES: Concession sales decreased 7.5% during the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998. The decrease in sales was primarily due to the decrease in attendance discussed above, partially offset by a 2.4% increase in the average concession sales per patron. While concession sales growth was adversely impacted by film mix (fewer children's and action films), improvements were realized as a result of:

-        Certain selective price increases during 1998 and 1999,

-        Additional concession menu items,

-        Increased emphasis on sales staff training,

- The opening of new theatres with more efficient concession operations and the closure or sale of older, smaller theatres with less efficient concession operations.

The following table sets forth the admissions and concession sales revenue for theatres operated throughout all of 1999 and 1998 (dollars in millions):


                                               Theatres     Screens        1999        1998     % Decrease
                                               --------     -------        ----        ----     ----------
Theatres operated throughout
   both periods                                   281        1,887
         Admissions                                                         $372.4     416.2      (10.5)%
         Concession sales                                                    154.2     172.9      (10.8)


This "same theatre" analysis eliminates the effect of new theatre openings, sales or closures during 1999 or 1998.

OTHER:
Other theatre operations segment revenue is derived primarily from electronic video games located in theatre lobbies, theatre screening and commercial rentals, and other miscellaneous sources. Despite the reduction in theatres, other revenue remained constant during 1999 as compared to 1998 due to an increase in miscellaneous game revenues and rental income on a per theatre basis, partially offset by a small decrease in commercial rental revenue.

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses decreased 1.8% during the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998, primarily as a result of the decrease in admissions revenue discussed above, partially offset by higher film rental percentages. Film rental and advertising expenses as a percentage of admissions revenue for the fifty-two weeks ended December 30, 1999 and the year ended December 31, 1998 were 56.3% and 54.7%, respectively. The increase in film rental and advertising expenses as a percentage of admissions revenue related primarily to higher than average film terms associated with certain highly anticipated films released in May and June of 1999 and the shorter run of several films. Typically, film rental as a percentage of admission revenue increases the shorter the run of the film.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 18.9% during the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998. Concession costs as a percentage of concession sales revenue for the fifty-two weeks ended December 30, 1999 and the year ended December 31, 1998 were 13.0% and 14.9%, respectively. The decrease in concession costs as a percentage of concessions revenue for the fifty-two weeks ended December 30, 1999 was primarily due to the rebidding or restructuring of the product and distribution contracts associated with many of United Artists' concession products.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. The 0.3% increase in personnel expense during the fifty-two weeks ended December 30, 1999, as compared to the year ended December 31, 1998 related primarily to a 3.5% increase in the average hourly rate, increased costs for union projectionists, security and janitorial expenses, partially offset by lower payroll taxes and the reduction in the number of staff hours and theatres operated during the year. Personnel expense as a percentage of admissions and concessions revenue was 15.9% and 15.0% for the fifty-two weeks ended December 30, 1999 and the year ended December 31, 1998, respectively. The increase in personnel expense as a percentage of admissions and concessions revenue was primarily attributable to the increased wages discussed above, partially offset by more efficient theatre staffing, the closing of numerous unprofitable theatres and the opening of several new larger, more efficient multiplex theatres. In addition, personnel expense as a percentage of admissions and concessions revenue for the fifty-two weeks ended December 30, 1999 was negatively impacted by the lower attendance during the first four months of 1999 and the fixed nature of certain expenses (i.e., theatres managers' and assistant managers' salaries).

OCCUPANCY EXPENSE: United Artists' typical theatre lease arrangement provides for a base rental as well as contingent rentals that are a function of the underlying theatre's revenue over an agreed upon breakpoint.

Occupancy expense increased 9.3% during the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998. This increase relates to higher base rentals on theatres opened in late 1998 and 1999 and additional sale and leaseback rent, partially offset by fewer weighted average operating theatres and lower contingent rent. In addition, occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes of $4.8 million and $4.0 million for the fifty-two weeks ended December 30, 1999 and the year ended December 31, 1998, respectively.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses decreased 2.7% during the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998. This fluctuation was primarily due to a decrease in repair and maintenance, supplies, utilities, real estate taxes and common area maintenance expenses related to the fewer number of theatres operated, partially offset by merchant fees on credit card generated revenues.


         REVENUE AND EXPENSES FROM OPERATING THEATRES FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

ADMISSIONS: Admissions revenue decreased 4.1% during 1998 as compared to 1997. This decrease was primarily due to a 7.3% decrease in attendance partially offset by a 3.4% increase in the average ticket price. The lower attendance was primarily due to decreases in the number of weighted average theatres and screens operated, and the effect of new competitive theatre openings in certain areas. The increase in the average ticket price was primarily due to certain selective price increases in late 1997 and the summer of 1998. Admissions per weighted average operating theatre increased 3.8% during 1998, while admissions per weighted average operating screen decreased 2.2% during 1998. These admissions fluctuations were due primarily to the closure of numerous under-performing theatres, the opening of several new theatres which have higher admissions and more screens per theatre and the increases in ticket prices, partially offset by an increase in the number of new competitive screens in certain areas.

CONCESSION SALES: Concession sales revenue decreased 0.6% during 1998 as compared to 1997. This decrease was primarily due to the decreased attendance discussed above, partially offset by a 7.2% increase in the average concession sale per patron. Concession sales per weighted average operating theatre increased 7.6% during 1998 as compared to 1997. The increases in the average concession sale per patron and concession sales per weighted average operating theatre were primarily due to certain selective price increases during 1998, increased emphasis on sales staff training, the closure of numerous less efficient theatres and the opening of several new theatres with more efficient concession operations.

The following table sets forth the admissions and concession sales revenue for theatres operated throughout all of 1998 and 1997 (dollars in millions):


                                               Theatres     Screens        1998        1997     % Decrease
                                               --------     -------        ----        ----     ----------
Theatres operated throughout
   both periods                                   294        1,912
         Admissions                                                         $389.6     425.0       (8.3)%
         Concession sales                                                    160.9     168.8       (4.7)



This "same theatre" analysis eliminates the effect of new theatre openings, sales or closures during 1998 or 1997.

OTHER: Other revenue is derived from electronic video games located in theatre lobbies, theatre rentals, commercial rental properties, and other miscellaneous sources. Other revenue decreased 4.1% during 1998 as compared to 1997 primarily as a result of decreased commercial rents.

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses decreased 5.3% during 1998 as compared to 1997 primarily due to the decreased admissions revenue discussed above. Film rental and advertising expenses as a percentage of admissions revenue were 54.7% for 1998 and 55.4% for 1997. The decrease in film rental and advertising expenses as a percentage of admissions revenue for 1998 was primarily due to the longer run of several major films released in late 1997 and during 1998. Typically, film rental as a percentage of admissions revenue increases when a higher percentage of a film's total admissions is collected in the opening weeks of a film's run.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 7.3% during 1998 as compared to 1997 primarily due to the decreased concession sales discussed above. Concession costs as a percentage of concession sales were 14.9% for 1998 and 15.9% for 1997. The decrease in concession costs as a percentage of concessions revenue for 1998 was primarily due to the rebidding or restructuring of the product and distribution contracts associated with many of United Artists' concession supply products and slightly lower promotional expenses.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense increased 0.7% during 1998 as compared to 1997. This increase in personnel expense in 1998 was primarily due to an increase in the Federal (and certain state) minimum wage in late 1997, which increased the average wage paid to theatre staff by 7.5% during 1998. This increase in the average wage rate was partially offset by the decrease in attendance discussed above and more efficient theatre staffing. Personnel expense as a percentage of admissions and concession sales revenue was 15.0% in 1998 and 14.4% for 1997, reflecting the effect of the higher minimum wage rate and only moderate concession and ticket price increases.

OCCUPANCY EXPENSE: United Artists' typical theatre lease arrangement provides for a base rental as well as contingent rental that is a function of the underlying theatre's revenue over an agreed-upon breakpoint. Total occupancy expense increased 5.1% during 1998 as compared to 1997. This increase in 1998 relates to higher rentals on newly opened theatres partially offset by the closure of numerous theatres during the year. Occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight lined" for accounting purposes of $4.0 million and $3.7 million for 1998 and 1997, respectively.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses decreased 0.7% during 1998 as compared to 1997. This decrease in 1998 relates primarily to lower insurance, common area maintenance, utility expenses and prior year adjustments, partially offset by higher real estate taxes and repairs and maintenance expenses.

THEATRES TARGETED FOR DISPOSITION: During 1999, United Artists continued to implement a strategy intended to identify and divest of underperforming and non-strategic theatre and properties. In December 1999, management formalized a plan to dispose of 55 operating theatres (371 screens) and 12 owned properties and exit leases covering 18 closed theatres. As a result, United Artists recorded estimated lease termination costs of $17.9 million in the fourth quarter of 1999. Set forth below are the 1999, 1998, and 1997 revenue and expenses, included within the theatre operation segment information discussed above, for the theatres and properties included in the disposition plan at December 30, 1999 or closed during 1999 (in millions):


                                          1999         1998           1997
                                          ----         ----          -----
Revenue:
   Admissions                             $46.6        74.2            99.3
   Concession sales                        20.3        32.2            40.3
   Other                                    0.4         0.5             0.7
                                          -----       -----           -----
   Total revenue                           67.3       106.9           140.3
Expenses:
   Film rental and advertising expenses    26.1        40.9            55.8
   Concession costs                         2.8         5.2             7.1
   Other operating expenses:
     Personnel expense                     16.9        21.1            22.4
     Occupancy expense                     18.7        20.3            20.9
     Misc. operating expenses              18.8        22.1            22.7
                                           ----        ----            ----
   Total expenses                          83.3       109.6           128.9

Revenue less expenses:                   $(16.0)       (2.7)           11.4
                                         ======        =====           ====


                             IN-THEATRE ADVERTISING

The following table summarizes operating revenue and expenses of United Artists In-Theatre Advertising segment for 1999, 1998 and 1997 (dollars in millions):

                                                              %                                    %
                                                           Increase                            Increase
                                     1999        1998     (Decrease)      1998       1997      (Decrease)
                                     ----        ----     ----------      ----       ----      ----------
Revenue:
   Other                             8.4          4.4        90.9%         4.4        4.5        (2.2)%
Expenses:
   Other operating expenses:         0.7          0.3       133.3          0.3        0.4       (25.0)
     Misc. operating expenses



        REVENUES AND EXPENSES FOR THE FISCAL YEAR ENDED DECEMBER 30, 1999
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

ADVERTISING REVENUE: United Artists sells advertising including rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling. Revenues are primarily contingent upon the success of the sales efforts, as well as upon the location of theatres and attendance at the theatres. In-Theatre Advertising revenue increased 90.9% during the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998. This increase was primarily due to a change from the use of an outside sales agency to a small corporate sales staff that increased the number of advertising sales and the net rate received.

ADVERTISING EXPENSES: Expenses associated with In-Theatre Advertising include supplies, professional services, freight, projection repair and other miscellaneous expenses. These expenses have increased 133.3% during the fifty-two weeks ended December 30, 1999 as compared with the year ended December 31, 1998. Expenses have increased in conjunction with the substantial increases in advertising revenue and the in-house nature of its sales effort. The most significant increases were in the areas of supplies, professional fees and projection repair costs.


           REVENUES AND EXPENSES FOR THE YEAR ENDED DECEMBER 31, 1998
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

ADVERTISING REVENUE: In-Theatre Advertising revenue decreased 2.2% during the year ended December 31, 1998 as compared to the year ended December 31, 1997. This decrease related to the poor performance of the outside sales agency that was primarily responsible for managing sales. The contract with the outside agency was cancelled and, as mentioned above, a small corporate staff was hired to sell and coordinate the advertising.

ADVERTISING EXPENSES: Expenses associated with In-Theatre Advertising decreased 25.0% during the year ended December 31, 1998 as compared with the year ended December 31, 1997. Expenses decreased primarily due to lower professional fees, freight and projection repair costs, partially offset by higher advertising and travel and entertainment costs.

                          SATELLITE THEATRE NETWORK(TM)

The following table summarizes operating revenue and expenses of United Artists' Satellite Theatre Network(TM) segment for 1999, 1998 and 1997 (dollars in millions):


                                                              %                                    %
                                                           Increase                             Increase
                                     1999        1998     (Decrease)      1998       1997      (Decrease)
                                     ----        ----     ----------      ----       ----      ----------
Revenue:
   Other                             6.2          5.9         5.1%         5.9        6.6       (10.6)%

Expenses:
   Other operating expenses:
     Misc. operating expenses        4.5          4.6        (2.2)         4.6        4.9        (6.1)


        REVENUES AND EXPENSES FOR THE FISCAL YEAR ENDED DECEMBER 30, 1999
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

STN REVENUE: The Satellite Theatre Network(TM) ("STN") rents theatre auditoriums for seminars, corporate training, business meetings, educational or communication uses, product and customer research and other entertainment uses. Theatre auditoriums are rented individually or on a networked basis. Revenues increased 5.1% for the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998. The additional revenue was due primarily to an increase in refreshment sales and satellite seminar revenue.

STN EXPENSES: Expenses associated with STN decreased 2.2% for the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998. Other operating costs decreased primarily related to a reduction in equipment rental due to projector technology improvements.

           REVENUES AND EXPENSES FOR THE YEAR ENDED DECEMBER 31, 1998
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

STN REVENUE: STN revenues decreased 10.6% during the year ended December 31, 1998 as compared to the year ended December 31, 1997, due to a decrease in refreshment, satellite seminar and non-satellite revenues of 36.2%, 2.5% and 20.5%, respectively.

STN EXPENSES: Expenses associated with STN decreased 6.1% for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This decrease related to lower refreshment costs and other variable costs due to the decrease in revenue, partially offset by higher personnel costs.


      OTHER EXPENSES FOR THE FISCAL YEARS ENDED DECEMBER 1999, 1998 AND 1997

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expense consists primarily of costs associated with functions at United Artists' corporate headquarters, two film booking and regional operating offices and 14 district theatre operations offices (generally located in theatres). Staff at the corporate headquarters include theatre administrative and operating personnel, In-Theatre Advertising and Satellite Theatre Network(TM) sales and marketing staff and other support functions. At the end of 1996, United Artists initiated a corporate restructuring plan intended to provide a higher level of focus on United Artists' domestic theatrical business at a lower annual cost. As a result of this corporate restructuring plan, which was substantially completed in January 1997, general and administrative expenses decreased $0.9 million in 1998 as compared to 1997. During 1999, administrative expenses decreased $0.8 million primarily as a result of a reduction in personnel, travel and entertainment, telecommunications and other miscellaneous corporate expenses, partially offset by a reduction in management fees from international theatre investments, which were sold at the end of 1998.

IMPAIRMENTS, LEASE EXIT COSTS AND OTHER

Provisions for impairments relates to non-cash charges for the differences between the historical book value of individual theatres (in some cases groups of theatres) and the undiscounted cash flow expected to be received from the operation or future sale of the individual theatre (or groups of theatres). United Artists recorded non-cash provisions for asset impairments of $35.7 million, $31.8 million, and $26.5 million during 1999, 1998, and 1997, respectively.

During 1999, United Artists continued to implement a strategy intended to identify and divest of under-performing and non-strategic theatres and properties. In December 1999, management formalized a plan to dispose of 55 operating theatres (371 screens) and 12 owned properties and exit leases covering 18 closed theatres. In addition to the efforts of United Artists personnel, an outside consultant has been hired to facilitate negotiations with certain landlords. Lease exit costs for operating theatres of $17.9 million have been charged to operating income during 1999. In cases where theatres are closed, but the termination of the lease has not been finalized or negotiated, an accrual for lease exit costs and other ongoing expenses is estimated and charged to income. Amounts recorded for estimated termination costs of closed theatres were $4.8 million, $4.5 million and $8.5 million for fiscal 1999, 1998 and 1997, respectively.

Restructuring costs of $0.3 million and $0.8 million for termination costs related to corporate personnel were recorded during fiscal 1999 and 1997, respectively. In December 1999, United Artists received an invoice from its former insurance provider for approximately $2.9 million for previously unbilled insurance claims paid by the insurance provider during 1996 through 1999 on United Artists' behalf. After verifying the validity of the additional invoice, United Artists recorded a charge of approximately $2.9 million.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense includes the depreciation of theatre buildings and equipment, the amortization of theatre lease costs and certain non-compete agreements. Depreciation and amortization decreased $0.4 million during 1999 as compared to 1998 and $5.1 million for 1998 as compared to 1997. The 1999 decreases were primarily due to theatre closures and the effect of asset impairments during 1998 and 1999, partially offset by increased depreciation from new theatres opened at the end of 1998 and during 1999. The 1998 decreases were primarily due to theatre closures and lower amortization from non-compete agreements which were fully amortized during 1997 and changing the useful lives of certain assets during 1998, partially offset by increased depreciation on newly opened theatres. United Artists recorded approximately $9.0 million of amortization expense during 1997 on non-compete agreements and certain other assets acquired as part of the Acquisition, which were fully amortized in May 1997.

OPERATING INCOME (LOSS)
United Artists incurred operating losses of $53.8 million and $2.3 million during 1999 and 1998, respectively, versus generating operating income of $1.6 million during 1997. The decrease in operating income during 1999 was primarily due to lower revenue, a higher film rental percentage and occupancy expenses, increased non-cash charges related to provisions for impairment and accrued lease termination costs, partially offset by lower non-film related operating costs and general and administrative expenses. The decrease in operating income during 1998 was primarily due to reduced revenue, partially offset by reduced general and administrative expenses and depreciation and amortization.

INTEREST, NET
Interest, net increased $12.1 million in 1999 as compared to 1998 and $11.3 million in 1998 as compared to 1997. The 1999 increase was primarily due to an increase in the interest rate borrowing spread on the amended credit facilities, higher market interest rates and a higher average debt balance. The 1998 increase was primarily due to the redemption of United Artists' preferred stock with the proceeds from the issuance of the Senior Subordinated Notes and a portion of the Bank Credit Facility. United Artists capitalized $0.8 million and $1.5 million of interest during 1999 and1998, respectively, to various construction projects.

GAIN ON DISPOSITION OF ASSETS, NET
During 1999, United Artists sold certain theatres for which cash proceeds of $18.0 million were received and $4.5 million of gains were recognized. In 1998, United Artists sold the majority of its remaining international theatrical exhibition assets for $3.0 million of cash, $0.5 million of stock of the acquiring company and a $3.0 million note. In addition, United Artists sold certain other operating theatres and non-operating real estate for which net cash proceeds of $16.0 million were received. In conjunction with these sales, United Artists recognized $1.0 million of gains. During April 1997, United Artists sold its 50% interest in a Hong Kong theatre company to its partner for approximately $17.5 million and during September 1997, United Artists sold its theatre investments in Mexico and the majority of its theatre assets in Argentina for approximately $25.0 million. In addition, various non-strategic or under-performing operating theatres and real estate assets were sold for net cash proceeds of approximately $27.5 million. As a result of these 1997 sales United Artists recognized $28.0 million of gains.

INCOME TAX EXPENSE
Income tax expense consists of current state and Federal income taxes of United Artists less than 80%-owned consolidated subsidiaries. On February 10, 1998, United Artists filed a private letter ruling with the Internal Revenue Service (the "IRS") requesting an extension of time to file a Section 197 election. This election allows for the amortization of various intangible assets over 15 years. On June 8, 1998, the IRS granted United Artists' request and, on August 6, 1998, United Artists filed a Section 197 election along with its amended 1993 income tax return. United Artists had previously been amortizing certain intangible assets acquired as part of the Acquisition over a five-year period. The effect of the Section 197 election was to reduce United Artists' net operating loss carryforward and increase the basis of certain intangible assets, which will be amortized, and provide for future tax deductions. The Section 197 election also enabled United Artists to conclude the IRS audit for the years ending December 31, 1992, 1993 and 1994. As a result of the audit the net operating loss was reduced further by various items which were reclassified as Section 197 assets. These items will be amortized and will provide United Artists with additional future deductions. As United Artists had fully reserved the deferred tax asset associated with its net operating loss carryforward, there is no financial statement impact associated with the reduction in its net operating loss carryforward. At December 30, 1999, United Artists has a net operating loss carryforward of approximately $283.9 million. The IRS is currently auditing United Artists' income tax returns for the years ended December 31, 1995, 1996 and 1997. The outcome of this audit may reduce the amount of United Artists' net operating loss carryforward and/or change the basis (and thus future tax depreciation) related to certain assets. United Artists believes that the result of the audit will not have a material adverse effect on its financial condition or results of operation.

DISCONTINUED OPERATIONS
During 1998, United Artists established a plan to dispose of its entertainment center business segment. Operations in all of United Artists' entertainment centers ceased during 1999. United Artists wrote off the cost of the related assets of $3.4 million against a previously established reserve. United Artists subsequently established an additional reserve of $2.4 million related to estimated costs necessary to terminate three remaining leases and settle remaining litigation related to the entertainment centers. At December 30, 1999, the balance in the discontinued operations reserve account is $2.4 million. The net loss from the discontinued operations was $14.2 million and $5.4 million for 1998 and 1997, respectively. Included in the net loss from discontinued operations was interest expense of $1.1 million and $1.3 million for 1998 and 1997, respectively. The anticipated loss from disposition was $6.1 million during 1998 which represented future losses. Additionally, the net loss from discontinued operations included non-cash provisions for asset impairments of $10.7 million and $1.0 million for 1998 and 1997 respectively.

EXTRAORDINARY ITEM
As a result of the repayment of United Artists' existing bank credit facility (the "Former Bank Credit Facility") and senior secured notes (the "Senior Secured Notes") during 1998, United Artists recognized an extraordinary loss on the early extinguishment of debt. The extraordinary loss amounted to $7.9 million, consisting of a $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
United Artists incurred a net loss available to common stockholders of $127.3 million during 1999 compared to net losses available to common stockholders of $98.0 million and $50.8 million for 1998 and 1997, respectively. The increase in loss from 1998 to 1999 relates to reduced operating income increased interest costs and non-cash provisions for asset impairment, partially offset by the dividends on preferred stock, the extraordinary loss on early extinguishment of debt, and the loss from discontinued operations recorded during 1998. The increase in the 1998 net loss relates primarily to charges for the discontinuance of the entertainment center operations, the extraordinary expense for the early extinguishment of debt, and the gain on the disposition of assets during 1997. Excluding these unusual items, the net losses available to common stockholders for 1999, 1998 and 1997 would have been as follows (dollars in millions):


                                                                1999           1998            1997
                                                                ----           ----            ----

     Net loss available to common stockholders..........  $ (127.3)          (98.0)           (50.8)
     Impairment, lease exit costs and other.............      61.6            36.3             35.8
     Gain on disposition of assets......................      (4.5)           (1.0)          (28.0)
     Discontinued operations............................       2.4            20.3              5.4
     Loss on early extinguishment of debt...............       -               7.9               -
                                                             -----          ------        ---------
                                                          $  (67.8)          (34.5)          (37.6)
                                                             ======          ======          ======



                         LIQUIDITY AND CAPITAL RESOURCES

For the 52 weeks ended December 30, 1999, net cash of $9.5 million was used in United Artists' operating activities. This use of operating cash, in addition to $35.4 million of cash used for capital expenditures and other investing activities, was provided by $52.7 million of financing activities. Cash balances available at December 30, 1999 were $7.8 million higher than those available at December 31, 1998. However, United Artists has no availability under its revolving credit facilities and is not in compliance with certain covenants of its Bank Credit Facility (see Note 9, Debt).

On April 15, 2000, an interest payment of $12.3 million is due to the holders of the Senior Subordinated Notes. United Artists will not make that payment when due and will attempt to complete its negotiations with its senior secured lenders under the Bank Credit Facility to recapitalize United Artists during the 30-day Senior Subordinated Notes interest payment grace period and then United Artists will present that plan to the holders of the Senior Subordinated Notes for their consideration. There can be no assurance that the holders of the Senior Subordinated Notes will consent to the plan. At the end of the 30-day interest payment grace period under the Senior Subordinated Notes, assuming that both the lenders under the Bank Credit Facility and the holders of the Senior Subordinated Notes have not consented to attempt to recapitalization plan, the holders of the Senior Subordinated Notes may then attempt to exercise any remedies available to them, including, without limitation, acceleration of the indebtedness. The senior secured lenders under the Bank Credit Facility have, however, notified the holders of the Senior Subordinated Notes of a default under the Bank Credit Facility and blocked payment of the Senior Subordinated Notes for up to 180 days. A financial and corporate reorganization of United Artists is likely whether or not a consensual debt restructuring agreement can be reached with the lenders under the Bank Credit Facility and the holders of the Senior Subordinated Notes.

Substantially all of United Artists' admissions and concession sales revenue is collected in cash. United Artists benefits from the fact that film expenses (except for films that require advances) are usually paid 15 to 45 days after the admissions revenue is collected.

During April 1998, United Artists completed the offering of $225.0 million of its 9.75% Fixed Rate Subordinated Notes due April 15, 2008, and the offering of $50.0 million of its Floating Rate Subordinated notes due October 15, 2007 (collectively, the "Senior Subordinated Notes"). Simultaneously, United Artists entered into a $450.0 million bank credit facility (the "Bank Credit Facility") with a final maturity of April 21, 2005.

The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to:

    - repay the outstanding borrowings of $272.5 million under UATC's Former Bank Credit Facility

    - fund the redemption of United Artists' 14% preferred stock (approximately $159.2 million)

    - fund the redemption of UATC's $125.0 million Senior Secured Notes at 102.875% of par value plus accrued but unpaid interest of $0.8 million.

    - repay and retire the 11.15% Prop I mortgage notes (approximately $45.7 million)

As a result of the repayment of the Former Bank Credit Facility and the redemption of the Senior Secured Notes, United Artists recognized an extraordinary loss on the early extinguishment of debt during 1998. The extraordinary loss totaled $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

In March 1999 and September 1999, United Artists finalized the second and third amendments to its Bank Credit Facility with its lenders, including a shortening of the maturity date for part of the credit facility, an increase in the LIBOR borrowing spread and additional loan security through mortgages on certain of United Artists properties. As of December 30, 1999, United Artists is in default under certain covenants of its Bank Credit Facility.

In December 1996, United Artists initiated a new investment strategy that focuses on the development of new theatres and renovations (including stadium seating retrofits) and expansions of existing high revenue theatres in the U.S. where United Artists has a significant operating presence. As part of this increased focus on its U.S. operations, United Artists restructured and realigned its corporate overhead functions and has sold substantially all of its international theatre exhibition investments. The proceeds received from the sale of international investments and corporate overhead savings were redeployed into new theatre developments and the renovation and expansion of existing key theatres in United Artists' core areas of operation and used to repay existing debt.

During late 1997, several of United Artists' competitors initiated expansion programs to aggressively build new stadium seating megaplexes in a effort to gain market share. As a result of this unprecedented increase in capital spending by other operators and resulting increase in new theatre screens in 1998 and 1999, several of United

Artists' older, smaller non-stadium theatres were adversely impacted. In response to this market condition, United Artists has been aggressively seeking to defend its key market positions through selective investments in key locations and dispose of those theatres that were unprofitable and could not compete effectively.

In 1999, as the capital spending by its competitors peaked, United Artists continued to implement a strategy intended to identify and divest of under-performing and non-strategic theatres and properties. In December 1999, management formalized a plan to dispose of 55 operating theatres (371 screens) and 12 properties and exit leases covering 18 closed theatres. For the fiscal year ended December 30, 1999 these theatres generated $11.2 million of negative EBITDA (earnings before interest, taxes, depreciation and amortization plus other non-recurring or non-cash operating credits or changes). While there can be no assurance that such sales or lease termination efforts will be successful, or what the final cost will be, negotiations are ongoing with respect to several theatres and parcels of real estate. During 1999 United Artists received $12.0 million of proceeds as a result of the sale or early lease buyouts associated with 14 theatres (69 screens) and disbursed approximately $2.1 million in early lease termination payments relating to five theatres (38 screens). Additionally 11 theatres (61 screens) were closed, the leases on 10 theatres (35 screens) expired and one theatre (eight screens) was subleased to another theatre operator. The theatres that were closed or sold were primarily smaller, older theatres that were under-performing or not part of United Artists' long-term strategic plans.

In response to the increasing competitive environment and limited capital resources, during 1999 United Artists continued to focus its investment activities on defending its key market positions and significantly curtailed its capital spending to only the most strategically important projects. During 1999, United Artists invested approximately $12.0 million on eight theatres (103 screens) which opened in 1998. Approximately $47.5 million was invested on projects which opened during 1999 and for recurring capital maintenance. These 1999 projects include:

    - the development of two new theatres (25 screens) in the Philadelphia and Dallas markets,

    - the development of one theatre (12 screens) on an existing drive-in site on Long Island,

    - the renovations, expansions and addition of stadium seating to three existing theatres (36 screens),

    - the renovation of one theatre (two screens) in Forest Hills, NY

In addition, approximately $5.0 million was invested in one theatre (15 screens plus an IMAX) expected to open during the spring of 2000 in the Philadelphia market.

A significant portion of United Artists' capital expenditures over the past several years has been funded by sale and leaseback transactions. Following is a summary of the various transactions:

   In December 1995, UATC and UAR entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the land and buildings underlying 27 of their operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. In conjunction with the 1995 Sale and Leaseback, the buyer of the properties issued certain publicly traded pass-through certificates. The lease related to the properties and other agreements require UATC to comply with certain covenants including limitations on indebtedness and restricted payments.

   In November 1996, UATC entered into a sale and leaseback transaction whereby the building and land underlying three of its operating theatres and two theatres under development were sold for approximately $21.5 million to and leased back from an unaffiliated third party.

   In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres under development were sold for approximately $18.1 million and leased back from an unaffiliated third party. Approximately $9.2 million of the sales proceeds were paid to UATC during 1999 for reimbursement of certain of the construction costs relating to the two theatres.

   During 1999, UATC and UAR entered into three separate sale and leaseback transactions on one existing theatre and two theatres under construction aggregating approximately $19.1 million. A $5.4 million sale and leaseback transaction on the existing theatre was funded during 1999. The purchase and sale agreement for $9.7 million, relating to a theatre that opened in December 1999, lapsed because the ground lessor's consent could not be obtained. United Artists and the buyer of the building and the ground lessor are currently involved in litigation claiming that the landlord has unreasonably withheld consent. A $4.0 million transaction on a theatre that opened in September 1999 is still pending.

At December 30, 1999, United Artists had entered into a construction and lease agreement for one new theatre (15 screens plus an IMAX). United Artists estimates this theatre will be opened in April 2000 and capital expenditures during 2000 will aggregate approximately $14.6 million. This is the only project for which United Artists has executed a definitive lease and all significant lease contingencies have been satisfied. United Artists expects additional capital expenditures for ongoing maintenance and with regard to the renovation, expansion or replacement of existing key locations as opportunities present themselves and capital resources are available. Because a significant portion of United Artists' future capital spending plans relate to the renovation and/or expansion of existing key locations, the timing of such commitments and expenditures are much more flexible. Therefore, they can be matched to net cash provided by operating activities, asset sales and other sources of capital.

At December 30, 1999, United Artists was party to interest rate collar agreements on $150.0 million of floating rate debt which provide for a LIBOR interest rate cap of 6% per annum and a LIBOR interest rate floors of approximately 5 1/2%, expiring at August 2001. In February 2000, United Artists reset the cap agreements at a rate of 7.5% and received $1.4 million. The terms of the Bank Credit Facility require United Artists to obtain interest rate hedges on a certain portion of its indebtedness thereunder. Amounts paid to the counterparties to the interest rate collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

At December 30, 1999, United Artists had approximately $437.7 million of indebtedness outstanding under its Bank Credit Facility and approximately $2.7 million of revolving loan commitments thereunder which had been used for the issuance of letters of credit. There is no credit available to United Artists under the Bank Credit Facility.

The level of continued investing activities by United Artists is being significantly curtailed by its current liquidity status. Investing activities are dependent on, among other factors, its on-going operating liquidity and other sources of liquidity. One measure commonly used in the theatrical industry to measure operating liquidity is referred to as "Interest Coverage." Interest Coverage is the ratio of Operating Cash Flow (defined as EBITDA - earnings before interest, taxes, depreciation and amortization - plus other non-recurring or non-cash operating credits or charges) to interest expense (excluding amortization of deferred loan costs). Following is a calculation of Operating Cash Flow and Interest Coverage for each of the last three years, including a reconciliation of Operating Income to Operating Cash Flow. Additionally, information from the statements of cash flow is presented for each of the last three years in the following table (dollars in millions):


                                                                1999        1998        1997
                                                                ----        ----        ----

   Operating income (loss) from continuing operations.......$  (53.8)        (2.3)        1.6
   Depreciation and amortization............................    53.5         53.9        59.0
   Impairments, lease exit costs and other..................    61.6         36.3        35.8
   Non-cash rent............................................     4.8          4.0         3.7
                                                               -----        -----     -------
     Operating Cash Flow....................................$   66.1         91.9       100.1
                                                                ====         ====       =====

   Interest Expense.........................................$   66.8         54.5        42.6
                                                                ====         ====        ====

   Interest Coverage Ratio..................................    0.99         1.69        2.35
                                                                ====         ====        ====

Statements of Cash Flow Information:
  Net cash provided by (used in) operating activities.......$   (9.5)        42.6        46.3
  Net cash used in investing activities.....................   (35.4)      (113.4)        0.1
  Net cash provided by (used in) financing activities.......    52.7         68.2       (45.7)
                                                                ----         ----       ------
  Net cash increase (decrease)..............................$    7.8         (2.6)        0.7
                                                                 ===         =====        ===


As shown above, United Artists' Interest Coverage Ratio decreased from 2.35 times for 1997 to 1.69 times for 1998 and 0.99 times for 1999 primarily due to reduced Operating Cash Flow.

Operating Cash Flow, set forth above, is one measure of value and borrowing capacity commonly used in the theatrical exhibition industry. It is not intended to be a substitute for Operating Cash Flow as defined in United Artists' debt agreements or for cash flows provided by operating activities, a measure of performance provided herein in accordance with generally accepted accounting principles, and should not be relied upon as such. The Operating Cash Flow as set forth above does not take into consideration certain costs of doing business, and as such, should not be considered in isolation to other measures of performance.

Another measure of liquidity is net cash provided by operating activities as set forth above. Net cash used in operating activities was $9.5 million during 1999. Net cash provided by operating activities was $42.6 million and $46.3 million for 1998 and 1997, respectively. This measurement sets forth the net cash from the operations provided by United Artists' operations which was available for United Artists' liquidity needs after taking into consideration certain additional costs of doing business which are not reflected in the Operating Cash Flow calculations discussed above.

United Artists believes that unless a recapitalization plan is completed, the net cash provided by operations, proceeds from asset sales and sale-leaseback transactions may not be sufficient to fund its future cash requirements. United Artists expects the future cash requirements will principally be for interest and repayments of indebtedness, working capital requirements and capital expenditures. United Artists' future operating performance and ability to service its indebtedness will be subject to the success of motion pictures which are released, future economic conditions, the sale of non-core assets and to financial, business and other factors, many of which are beyond United Artists' control. Additionally, United Artists' ability to incur additional indebtedness may be limited by covenants contained in the Participation Agreement relating to the 1995 Sale and Leaseback discussed above.

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

                                    YEAR 2000

United Artists completed a review of its internal information systems for potential year 2000 transition problems. Areas addressed include:

    - Computer based systems in United Artists' theatres (point-of-sale ("POS") system, the projection and sound system, the energy management system and other ancillary systems),

    - Computer based systems at United Artists' administrative offices (financial information systems and telecommunications systems),

    - Products and services provided by outside vendors (e.g., the motion picture companies and banks).

The change over into the year 2000 did not result in significant disruption of United Artists' business operations nor did it have a material adverse effect on United Artists' liquidity or results of operations. United Artists' cost associated with year 2000 upgrades and preventative measures was approximately $0.1 million.

NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Emerging Issues Task Force (EITF) released No. 97-10, "The Effect of Leasee Involvement in Asset Construction." Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. In certain construction projects, United Artists is responsible for directly paying project costs that are in excess of an agreed upon amount to be paid for by the owner-lessor. Generally, these project costs paid by United Artists include elements that are considered to be structural in nature as defined by Issue No. 97-10. As a result, United Artists believes it would be considered the owner of these projects during construction. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction had not commenced by December
31, 1999. Unless United Artists changes the manner in which it contracts for the construction of theatres, United Artists believes that Issue No. 97-10 will require certain theatre leases entered into in the future to be recorded as lease financing obligations. United Artists believes that none of its current construction commitments will need to be accounted for in accordance with Issue No. 97-10.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and earlier application is encouraged. United Artists has not yet quantified the impact, if any, of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

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


                                                           EXPECTED MATURITY DATE
                              ---------------------------------------------------------------------------------------
                                                                                                              FAIR
                              2000      2001     2002      2003      2004      THEREAFTER       TOTAL        Value(4)
                              ----      ----     ----      ----      ----      ----------       -----       ---------
Total Indebtedness
  Fixed Rate                  $3.2      1.5       0.4      0.4       0.4         227.9          233.9          42.6
  Avg. Interest Rate          9.4%      9.2       7.8      7.8       7.8          9.7            9.7

  Floating Rate               $3.5      10.4     30.7      46.3      58.8        338.0          487.7         292.0
  Avg. Interest Rate          (1)       (1)       (1)      (1)       (1)          (1)            (1)

Interest Rate Collars
  (notional amount)           $ -      150.0       -        -         -            -            150.0          0.7
Avg. Interest Rate
  Interest Rate Cap           (2)       (2)       (2)      (2)       (2)          (2)            (2)           (2)
  Interest Rate Floor         (3)       (3)       (3)      (3)       (3)          (3)            (3)           (3)


(1) The weighted average floating interest rate at December 30, 1999 was 10.3%.

(2) At December 30, 1999, the average interest rate cap is 6.0% through August 2001. During February 2000 this interest collar was sold for $1.4 million and replaced with a 7.5% cap which expires at December 2000.

(3) At December 30, 1999, the average interest rate floor was 5.5% through August 2001. During February 2000 this interest collar was sold.

(4) At April 6, 2000, the fair market value of the fixed rate debt was $24.6 million and the floating rate debt was $288.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of United Artists are filed under this item beginning on page 32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO UNITED ARTISTS THEATRE COMPANY:

We have audited the accompanying consolidated balance sheets of United Artists Theatre Company and subsidiaries ("United Artists") as of December 30, 1999 and December 31,1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flow for the fiscal years ended December 30, 1999 and December 31, 1998 and 1997. These consolidated financial statements are the responsibility of United Artists' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Company and subsidiaries as of December 30, 1999 and December 31, 1998 and the results of their operations and their cash flow for the fiscal years ended December 30, 1999 and December 31, 1998 and 1997 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that United Artists will continue as a going concern. As discussed in Note 2 to the financial statements, United Artists has suffered recurring losses from operations and may not generate sufficient liquidity to meet its financial obligations as they become due, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should United Artists be unable to continue as a going concern.



                               ARTHUR ANDERSEN LLP

Denver, Colorado
April 13, 2000

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                              (Amounts in Millions)

                            Assets                                  December 30,          December 31,
                            ------                                      1999                  1998
                                                                      --------              -------
Current Assets:
  Cash and cash equivalents.........................................  $  16.0                 8.2
  Receivables, net:
    Notes...........................................................      1.2                 1.8
    Other...........................................................      5.4                17.6
                                                                         ----                ----
                                                                          6.6                19.4

  Prepaid expenses and concession inventory.........................     16.5                15.0
  Other assets......................................................      2.3                 0.7
                                                                         ----                ----
     Total current assets...........................................     41.4                43.3

Investments and related receivables.................................      3.5                 8.3
Property and equipment, at cost (note 13):
    Land............................................................     37.8                44.0
    Theatre buildings, equipment and other..........................    625.6               592.5
                                                                        -----               -----
                                                                        663.4               636.5
    Less accumulated depreciation and amortization (note 7).........   (257.4)             (216.4)
                                                                       -------             ------
                                                                        406.0               420.1

Intangible assets, net (note 13)....................................     57.8                81.3
Net assets of discontinued operations (note 14).....................      -                   3.4
Other assets, net (note 4)..........................................     25.6                22.7
                                                                         ----                ----
                                                                     $  534.3               579.1
                                                                        =====               =====
                 Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
  Accounts payable:
    Film rentals....................................................  $  36.4                28.7
    Other...........................................................     42.1                65.2
                                                                         ----                ----
                                                                         78.5                93.9
  Accrued liabilities:
    Salaries and wages..............................................      5.5                 6.1
    Interest........................................................     10.6                 8.3
    Other...........................................................     45.9                26.3
                                                                         ----                ----
                                                                         62.0                40.7
  Current portion of long-term debt (notes 4 and 9).................    717.0                 8.5
                                                                        -----              ------
    Total current liabilities.......................................    857.5               143.1

Other liabilities (note 5)..........................................     58.1                48.3
Debt (notes 4 and 9)................................................      4.6               645.4
Liabilities related to discontinued operations (note 14)............      2.4                 4.9
                                                                        -------           -------
    Total liabilities...............................................    922.6               841.7

Minority interests in equity of consolidated subsidiaries...........      5.8                 5.6

Stockholders' equity (deficit) (notes 4 and 11):
       Common stock:
       Class A......................................................      0.1                 0.1
       Class B......................................................      -                   -
       Class C......................................................      -                   -
    Additional paid-in capital......................................     51.1                51.1
    Accumulated deficit.............................................   (444.8)             (317.5)
    Unrealized holding gain.........................................      1.6                 -
    Treasury stock .................................................     (2.1)               (1.9)
                                                                       -------           ---------
      Total stockholders' equity (deficit)..........................   (394.1)             (268.2)
                                                                       -------             -------
                                                                      $ 534.3               579.1
                                                                        =====               =====



  See accompanying notes to consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                              (Amounts in Millions)


                                                                                  Fiscal Years Ended
                                                                      ---------------------------------------
                                                                      December 30,    December 31,   December 31,
                                                                         1999            1998           1997
                                                                         ----            ----           ----
Revenue:
    Admissions.....................................................  $  433.1            454.4         473.9
    Concession sales...............................................     174.4            188.5         189.6
    Other..........................................................      23.9             19.6          20.8
                                                                         ----           ------        ------
                                                                        631.4            662.5         684.3
                                                                        -----            -----         -----

Costs and expenses:
    Film rental and advertising expenses...........................     244.0            248.5         262.5
    Direct concession costs........................................      22.7             28.0          30.2
    Other operating expenses ......................................     264.0            260.2         258.1
    Sale and leaseback rentals (note 5)............................      16.8             14.5          12.8
    General and administrative ....................................      22.6             23.4          24.3
    Depreciation and amortization (note 7).........................      53.5             53.9          59.0
    Impairment, lease exit costs and other (note 13)...............      61.6             36.3          35.8
                                                                       ------           ------         -----
                                                                        685.2            664.8         682.7
                                                                        -----            -----         -----
       Operating income (loss) from continuing operations..........     (53.8)            (2.3)          1.6

Other income (expense):
    Interest, net (notes 4 and 9):
       Interest expense............................................     (66.8)           (54.5)        (42.6)
       Amortization of deferred loan costs.........................      (2.2)            (1.9)         (2.2)
       Interest income.............................................       1.3              0.8           0.5
                                                                       ------           ------        ------
                                                                        (67.7)           (55.6)        (44.3)
    Gain on disposition of assets, net (note 15)...................       4.5              1.0          28.0
    Share of  losses of affiliates, net............................       -               (0.3)         (1.6)
    Minority interests in earnings of consolidated subsidiaries....      (1.0)            (1.3)         (1.3)
    Other, net.....................................................      (5.8)            (1.7)         (2.5)
                                                                        ------           ------       -------
                                                                        (70.0)           (57.9)        (21.7)
                                                                        ------           ------        ------
    Loss from continuing operations before income tax
      expenses, discontinued operations and extraordinary item.....    (123.8)           (60.2)        (20.1)
Income tax expense (note 16).......................................      (1.1)            (0.6)         (1.5)
                                                                      --------           ------        ------
    Loss from continuing operations................................    (124.9)           (60.8)        (21.6)
Discontinued operations (note 14)..................................      (2.4)           (20.3)         (5.4)
                                                                      --------           ------        ------
    Loss before extraordinary item.................................    (127.3)           (81.1)        (27.0)
Extraordinary item - loss on early extinguishment of debt (note 4).        -              (7.9)          -
                                                                     ----------          ------      --------
    Net loss.......................................................    (127.3)           (89.0)        (27.0)
Dividend on preferred stock (note 11)..............................         -             (9.0)        (23.8)
                                                                     ----------          ------        ------
    Net loss available to common stockholders......................  $ (127.3)           (98.0)        (50.8)
                                                                       =======           ======        ======


  See accompanying notes to consolidated financial statements

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)
                              (Amounts in Millions)




                                                              Common       Common      Common      Additional
                                                  Preferred    stock        stock       stock        paid-in     Accumulated
                                                    stock     Class A      Class B     Class C       capital       deficit
                                                  ---------   -------      -------     -------     ----------    -----------
Balance at December 31, 1996....................   170.1         0.1          -            -            40.2      (201.5)
  Accretion of dividends on preferred stock.....    23.8         -            -            -           (23.8)        -
  Foreign currency translation adjustment.......     -           -            -            -             -           -
  Purchase of treasury stock....................     -           -            -            -             -           -
  Net loss.....................................      -           -            -            -             -         (27.0)
                                                 ------      ------       ------       ------        ------        ------
Balance at December 31, 1997....................   193.9         0.1          -            -            16.4      (228.5)
  Accretion of dividends on preferred stock....      9.0         -            -            -            (9.0)        -
  Redemption of preferred stock................   (202.9)        -            -            -            43.7         -
  Foreign currency translation adjustment.......      -          -            -            -             -           -
  Purchase of treasury stock....................      -          -            -            -             -           -
  Net loss......................................      -          -            -            -             -          (89.0)
                                                 -------      -------    -------         ------        ------      ------
Balance at December 31, 1998....................      -          0.1          -            -            51.1      (317.5)
 Purchase of treasury stock.....................      -          -            -            -             -           -
 Unrealized holding gains.......................      -          -            -            -             -           -
  Net loss......................................      -          -            -            -             -         (127.3)
                                                 --------    --------    -------         ------         ------    -------
Balance at December 30, 1999.................... $    -          0.1          -            -            51.1       (444.8)
                                                 ========    ========    =======         ======         ======    =======



                                                                       Cumulative
                                                      Unrealized     foreign currency                          Total
                                                       holding           translation        Treasury       stockholders'
                                                        Gain             Adjustment          Stock        Equity (deficit)
                                                      ----------     ----------------       --------    ------------------
Balance at December 31, 1996....................         -                 (0.5)               -              8.4
  Accretion of dividends on preferred stock.....         -                   -                 -                -
  Foreign currency translation adjustment.......         -                  0.1                -               0.1
  Purchase of treasury stock....................         -                   -              (1.8)             (1.8)
  Net loss.....................................          -                   -                 -             (27.0)
                                                       -----               --------         ------           ------
Balance at December 31, 1997....................         -                 (0.4)            (1.8)            (20.3)
  Accretion of dividends on preferred stock....          -                   -                 -                -
  Redemption of preferred stock................          -                   -                 -            (159.2)
  Foreign currency translation adjustment.......         -                  0.4                -               0.4
  Purchase of treasury stock....................         -                   -              (0.1)             (0.1)
  Net loss......................................         -                   -                 -             (89.0)
                                                       ------             ------            ------           ------
Balance at December 31, 1998....................         -                   -              (1.9)           (268.2)
 Purchase of treasury stock.....................         -                   -              (0.2)             (0.2)
 Unrealized holding gains.......................         1.6                 -                -                1.6
  Net loss......................................         -                   -                -             (127.3)
                                                      -------             ------            ------          -------
Balance at December 30, 1999....................         1.6                 -              (2.1)           (394.1)
                                                      ========            ======            ======          =======

See accompanying notes to consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flow
                              (Amounts in Millions)


                                                                                       Fiscal Years Ended
                                                                             -------------------------------------------
                                                                             December 30,   December 31,    December 31,
                                                                                1999          1998           1997
                                                                                ----          ----           ----

Net cash provided by (used in) operating activities........................  $     (9.5)         42.6          46.3
                                                                                   -----         ----          ----

Cash flow from investing activities:
   Capital expenditures....................................................       (64.5)       (116.9)        (67.4)
   Change in receivable from sale and leaseback escrow.....................         5.2         (11.0)        (12.8)
   Proceeds from sale and leaseback transaction and escrow.................         5.4           2.7          23.2
   Proceeds from disposition of assets, net................................        12.6          16.0          70.0
   Change in investments and receivables from theatre joint ventures, net..         2.4           2.7         (18.3)
   Other, net..............................................................         3.5          (6.9)          5.4
                                                                                  -----        -------        -----
    Net cash used in investing activities..................................       (35.4)       (113.4)          0.1
                                                                                  ------       -------         -----

Cash flow from financing activities:
   Proceeds from issuance of senior subordinated notes.....................         -           265.6           -
   Debt borrowings.........................................................       144.0         630.6         150.9
   Debt repayments.........................................................       (76.3)       (549.5)       (191.5)
   Redemption of preferred stock...........................................         -          (159.2)          -
   Repurchase of senior secured notes......................................         -          (128.6)          -
   Increase (decrease) in cash overdraft...................................        (9.8)         10.5          (2.8)
   Other, net..............................................................        (5.2)         (1.2)         (2.3)
                                                                                   -----        ------        ------
    Net cash provided by (used in) financing activities....................        52.7          68.2         (45.7)
                                                                                   ----          ----         ------

    Net increase (decrease) in cash and cash equivalents...................         7.8          (2.6)          0.7

Cash and cash equivalents:
   Beginning of period ....................................................         8.2          10.8          10.1
                                                                                  -----         -----         -----
   End of period ..........................................................     $  16.0           8.2          10.8
                                                                                   ====        ======          ====

Reconciliation of net loss to net cash provided by operating activities:
   Net loss................................................................     $(127.3)        (89.0)        (27.0)
   Non-cash portion of discontinued operations.............................         1.1          16.6           2.7
   Extraordinary item......................................................         -             7.9           -
   Effect of leases with escalating minimum annual rentals.................         4.8           4.0           3.7
   Depreciation and amortization...........................................        53.5          53.9          59.0
   Provisions for impairment...............................................        35.7          31.8          26.5
   Reserve for lease termination costs.....................................        19.0           5.3          11.6
   Gain on disposition of assets, net......................................        (4.5)         (1.0)        (28.0)
   Share of losses of affiliates, net......................................         -             0.3           1.6
   Minority interests in earnings of consolidated subsidiaries.............         1.0           1.3           1.3
   Early lease termination payments........................................        (2.1)         (1.1)         (4.7)
   Change in assets and liabilities:
     Receivables...........................................................        (0.2)          5.1           2.4
     Prepaid expenses and concession inventory.............................        (1.5)          2.4          (3.0)
     Other assets..........................................................         0.7           0.4           1.9
     Accounts payable......................................................         5.6           7.5           3.3
     Accrued and other liabilities.........................................         4.7          (2.8)         (5.0)
                                                                                    ---          -----         -----
     Net cash provided by (used in) operating activities...................     $  (9.5)         42.6          46.3
                                                                                    =====         ====          ====



  See accompanying notes to consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(1)      ORGANIZATION

         United Artists Theatre Company ("United Artists"), a Delaware corporation, was formed in February 1992 for the purpose of purchasing United Artists Theatre Circuit, Inc. ("UATC") from an affiliate of Tele-Communications, Inc. ("TCI"). United Artists is owned by an investment fund managed by affiliates of Merrill Lynch Capital Appreciation Fund II, certain institutional investors, and certain members of United Artists' management. On May 12, 1992, United
         Artists purchased all of the outstanding common stock of UATC from an affiliate of TCI (the "Acquisition").

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


(2)      GOING CONCERN

         The accompanying financial statements have been prepared assuming United Artists will continue as a going concern.

         There can be no assurance that such negotiations will be successful and even if successful, implementation of the recapitalization plan may require additional actions with respect to the reorganization of United Artists. United Artists is in default under its Bank Credit Facility and soon will be in default under its Senior Subordinated Notes (see discussion below) and in the absence of forbearance and conclusion of a successful recapitalization and restructuring, the senior secured lenders and Senior Subordinated Noteholders may seek to exercise their remedies, including acceleration of indebtedness.

         United Artists continues to face liquidity problems caused by its significant debt burden and its continuing net losses. United Artists has incurred net losses of $127.3 million, $98.0 million and 50.8 million in 1999, 1998 and 1997, respectively.

         In February 2000, United Artists initiated discussions with the senior secured lenders under its Bank Credit Facility regarding a recapitalization plan. Once a recapitalization plan has been approved by its senior secured lenders, United Artists intends to initiate discussions with the holders of its Senior Subordinated Notes (see
         Note 4) with respect to that recapitalization plan.

         On April 15, 2000, an interest payment of $12.3 million is due to the holders of the Senior Subordinated Notes. United Artists will not make that payment when due and will attempt to complete its negotiations with its senior secured lenders under the Bank Credit Facility to recapitalize United Artists during the 30-day Senior Subordinated Notes interest payment grace period and then United Artists will present that plan to the holders of the Senior Subordinated Notes for their consideration. There can be no assurance that the holders of the Senior Subordinated Notes will consent to the plan. At the end of the 30-day interest payment grace period under the Senior Subordinated Notes, assuming that both the lenders under the Bank Credit Facility and the holders of the Senior Subordinated Notes have not consented to a recapitalization plan, the holders of the Senior Subordinated Notes may then attempt to exercise any remedies available to them, including, without limitation, acceleration of the indebtedness. The senior secured lenders under the Bank Credit Facility have, however, notified the holders of the Senior Subordinated Notes of a default under the Bank Credit
         Facility and blocked payment of the Senior Subordinated Notes for up to 180 days. A financial and corporate reorganization of United Artists is likely whether or not a consensual debt restructuring agreement can be reached with the lenders under the Bank Credit Facility and the holders of the Senior Subordinated Notes. However, in the absence of a recapitalization and restructuring, management will not be able to implement its business plan and United Artists will have to explore other alternatives to reorganize United Artists.

         A financial advisor has been retained to advise United Artists in development of a debt/equity recapitalization plan. The advisor will assist in the presentation of that plan to United Artists' lenders and bondholders, and be available for consultation.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)        CHANGE IN REPORTING PERIOD

         During 1999, United Artists changed its reporting period from the traditional calendar quarter and year presentation ending on March 31, June 30, September 30 and December 31 to a presentation ending on the Thursday closest to the calendar quarter or year end. This change was made to more accurately reflect United Artists' natural business cycle. The periods presented in these financial statements are for the 52 weeks ended December 30, 1999 and the twelve months ended December 31, 1998 and 1997.


(4)      RECAPITALIZATION

         On April 21, 1998, United Artists completed the offering of $225.0 million of its 9.75% senior subordinated notes due April 15, 2008 (the "Fixed Rate Subordinated Notes") and the offering of $50.0 million of its floating rate senior subordinated notes due October 15, 2007 (the "Floating Rate Subordinated Notes") (collectively, the "Senior Subordinated Notes"). Simultaneously, United Artists entered into a $450.0 million bank credit facility (the "Bank Credit Facility") with a final maturity of April 21, 2005.

         The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the Bank Credit Facility were used to:

         - repay the outstanding borrowings under UATC's existing bank credit facility (the "Former Bank Credit Facility") (approximately $272.5 million), - fund the redemption of United Artists' preferred stock (approximately $159.2 million),

         - fund the redemption of UATC's $125.0 million senior secured notes (the "Senior Secured Notes") at 102.875% of par value plus accrued, but unpaid interest of $0.8 million.

         - Repay and retire certain Prop I mortgage notes upon their November 1998 maturity (approximately $45.7 million). (See
                  Note 9, Debt.)

         As a result of the repayment of the Former Bank Credit Facility and redemption of the Senior Secured Notes, United Artists recognized an extraordinary loss on the early extinguishment of debt during 1998. The extraordinary loss was approximately $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.


(5)      SALE AND LEASEBACK TRANSACTIONS

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

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(5)      SALE AND LEASEBACK TRANSACTIONS, CONTINUED

         In November 1996, UATC entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold for $21.5 million and leased back from an unaffiliated third party. The lease has a term of 20 years and nine months with options to extend for an additional 10 years. In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres under development were sold to and leased back from an unaffiliated third party for approximately $18.1 million. Approximately $9.2 million of the sales proceeds were paid to UATC during 1999 as reimbursement for certain construction costs associated with the two theatres. The lease has a term of 22 years with options to extend for an additional 10 years.

         During 1999, UATC and UAR entered into three separate sale and leaseback transactions on one existing theatre and two theatres under construction aggregating $19.1 million. A $5.4 million sale and leaseback transaction on the existing theatre was funded during 1999. A $4.0 million transaction on a theatre that opened in September 1999 is still pending. The remaining purchase and sale agreement for $9.7 million, relating to a theatre that opened in December 1999, lapsed because the ground lessor's consent could not be obtained. United Artists and the buyer of the building and the ground lessor are currently involved in litigation claiming that the landlord has unreasonably withheld consent.

(6)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         (e)      PROPERTY AND EQUIPMENT
                  Property and equipment are stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including applicable direct overhead, are capitalized. United Artists capitalized $0.8 million and $1.5 million of interest related to its various construction projects for the fiscal years ended December 30, 1999 and December 31, 1998. Repairs and maintenance are charged to operations.

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

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (f)      INTANGIBLE ASSETS
                  Intangible assets consist of theatre lease acquisition costs. Amortization of theatre lease acquisition costs is calculated on a straight-line basis over the terms of the underlying leases including certain renewal periods (weighted average life of approximately 17 years). Intangible assets and related accumulated amortization as of the fiscal year end 1999 and 1998 are summarized as follows (amounts in millions):

                                                                      1999            1998
                                                                      ----            ----
                  Theatre lease acquisition costs.............    $   143.0           145.5
                  Accumulated amortization....................        (85.2)          (64.2)
                                                                      ------         -------
                                                                  $    57.8            81.3
                                                                       ====            ====


         (g)      OTHER ASSETS
                  Other assets primarily consist of deferred loan costs, long term receivables and other assets. Amortization of the deferred loan costs is calculated on a straight-line basis over the terms of the underlying loan agreements (average life of approximately seven years) and is included as a component of interest expense. Other assets and related accumulated amortization as of the fiscal year end 1999 and 1998 are summarized as follows (amounts in millions):

                                                                     1999            1998
                                                                     ----            ----
                  Deferred loan costs.........................   $   21.4            16.4
                  Long term receivables.......................        2.7             7.1
                  Prepaid rent................................        4.0              -
                  Other.......................................        0.8             0.4
                                                                     --------       -----
                                                                     28.9            23.9
                  Accumulated amortization....................       (3.3)           (1.2)
                                                                     -----           -----
                                                                 $   25.6            22.7
                                                                     ====            ====


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

         (j)      RECLASSIFICATION
                  Certain prior year amounts have been reclassified for comparability with the 1999 presentation.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(7)      CHANGE IN ESTIMATED USEFUL LIVES

         During 1998, United Artists revised the estimated useful lives of certain equipment and leasehold improvements to more closely reflect the actual lives of these assets. The effect of this change in estimated useful lives was to decrease depreciation and amortization expense for the year ended December 31, 1998 by approximately $2.9 million.


(8)      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash payments for interest for the fiscal years ended December 1999, 1998 and 1997, were $64.1 million, $53.4 million and $42.8 million, respectively.

         Cash payments by certain less than 80% owned entities for income taxes for the fiscal years ended December 1999, 1998, and 1997 were $0.5 million, $1.8 million, and $1.4 million, respectively.

         United Artists accrued $9.0 million and $23.8 million of dividends during the years ended December 31, 1998, and 1997, respectively, on its preferred stock (see Note 11, Stockholders' Equity).

         During 1998 and 1997, United Artists incurred $0.7 million and $1.1 million, respectively, of capital lease obligations relating to new equipment.


(9)      DEBT

         In March 1999 and September 1999, United Artists finalized the second and third amendments to its Bank Credit Facility with its lenders, including an advancement of the maturity date for part of the agreement, an increase in the LIBOR borrowing spread and additional loan security through mortgages on certain of United Artists properties. As of December 30, 1999, United Artists is in default of certain covenants of the Bank Credit Facility. In addition, the senior secured lenders under the Bank Credit Facility have notified the holders of the Senior Subordinated Notes of a default under the Bank Credit Facility and blocked payment of the Senior Subordinated Notes for up to 180 days. United Artists will not make the interest payments of approximately $12.3 million due on its Senior Subordinated Notes on April 15, 2000. After the expiration of the interest payment grace period, United Artists will be in default of its obligations to the holders of the Senior Subordinated Notes. As a result of the existing default under the Bank Credit Facility and the pending default under the Senior Subordinated Notes (and certain cross-default provisions in United Artists' other debt), United Artists has classified most of its debt outstanding at December 30, 1999, as current.

         Debt is summarized as follows (amount in millions):


                                                          December 30, 1999      December 31, 1998
                                                          -----------------      -----------------
                  Bank Credit Facility (a)..................   $437.7                    365.3
                  Senior Subordinated Notes (b).............    275.0                    275.0
                  UAR Promissory Notes (c)..................      -                        2.4
                  Other (d).................................      8.9                     11.2
                                                             --------                   ------
                                                                721.6                    653.9
                  Less current portion......................  (717.00)                    (8.5)
                                                             --------                   ------
                                                               $  4.6                    645.4
                                                             ========                   ======

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

                  Commitments available for borrowing under the Revolving Facility reduce semi-annually commencing January 3, 2002 through April 21, 2005. The aggregate Term loan balance at December 30, 1999 was $437.7 million. The Tranche A Term Loan requires semi-annual principal payments commencing December 31, 1998 through June 28, 2001 of

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(9)      DEBT, CONTINUED

                  1/2% of the December 31, 1998 outstanding balance and then in escalating semi-annual payments through April 21, 2005. The Tranche B and Tranche C Term Loans require semi-annual principal payments commencing December 31, 1998 through December 30, 2004 of 1/2% of the December 31, 1998 outstanding balance and a final payment of 93 1/2% of the December 31, 1998 outstanding balance on April 21, 2005. There is no credit available to United Artists under the Bank Credit Facility.

                  Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by United Artists, but no less frequently than once each 90 days. The weighted average interest rate at December 30, 1999 was 10.3%

                  The Bank Credit Facility is guaranteed, on a joint and several basis, by certain of United Artists' subsidiaries, those being UATC, UAR and Prop I. The Bank Credit Facility is secured by, among other things, the capital stock of UATC, UAR, Prop I and certain other subsidiaries of United Artists and by an intercompany note from UATC to United Artists established with respect to borrowings by UATC from United Artists. Additionally, the Bank Credit Facility is secured by mortgages on certain of United Artists' properties.

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

(c) In connection with the acquisitions of certain theatres prior to the Acquisition, UAR issued non-interest bearing promissory notes to the sellers. Principal on the promissory notes was due quarterly through October 1999. For financial statement purposes, the promissory notes were discounted at UAR's effective borrowing rate on the date the promissory notes were executed.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(9)      DEBT, CONTINUED

         (d) Other debt at December 30, 1999 consists of various term loans, mortgage notes, capital leases, seller notes and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

          At December 30, 1999, United Artists was party to interest rate collar agreements on $150.0 million of floating rate debt which provide for a LIBOR interest rate cap of 6% and a LIBOR interest rate floor of approximately 5 1/2% expiring August 2001. In February 2000, United Artists sold the existing collar for $1.4 million and reset the cap agreements at a rate of 7.5%. United Artists is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As United Artists has historically received payments relating to its various interest hedge agreements, it does not anticipate such non-performance in the future. Amounts paid to the counterparties to the interest collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

          At December 30, 1999, United Artists had approximately $2.7 million of Revolving Facility commitments, all of which has been used for the issuance of letters of credit. United Artists pays commitment fees of 5/8% per annum on the average unused commitments.

         The primary source of principal and interest payments related to the Bank Credit Facility and the Senior Subordinated Notes come from payments by UATC to United Artists. The amount of payments by UATC to United Artists may be limited from time-to-time by covenants included in the participation agreement relating to the 1995 Sale and Leaseback. See Note (5), Sale and Leaseback Transactions.

         Absent the effects of acceleration of debt payments, if any, resulting from defaults under the Bank Credit Facility and potential defaults under the Senior Subordinated Notes, Annual maturities of debt for each of the next five years and thereafter are summarized as follows (amounts in millions):


                           2000................................................$     6.7
                           2001................................................     12.0
                           2002................................................     31.1
                           2003................................................     46.7
                           2004................................................     59.2
                           Thereafter..........................................    565.9
                                                                                   -----
                                                                               $   721.6
                                                                               =========


(10)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         CASH AND CASH EQUIVALENTS
         The carrying amount of cash and cash equivalents approximates fair value because of its short maturity.

         FINANCIAL INSTRUMENTS
         The carrying amount and estimated fair value of United Artists' financial instruments at December 30, 1999 are summarized as follows (amounts in millions):


                                                            Carrying             Estimated
                                                             Amount               Fair Value
                                                             -------             -----------
         Bank Credit Facility and Other Debt.............. $  446.6                 293.3
                                                              =====                 ======
         Senior Subordinated Notes........................ $  275.0                  41.3
                                                              =====                 ======
         Interest Rate Collar Agreements.................. $      -                    0.7
                                                              =====                 ======


                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(10)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

         Bank Credit Facility and Other Debt: The fair value of United Artists' borrowings under the Bank Credit Facility is estimated based upon quoted market prices at December 30, 1999.

         Senior Subordinated Notes: The fair value of United Artists' Senior Subordinated Notes is estimated based upon quoted market prices at December 30, 1999.

         Interest Rate Collar Agreements: The fair value of United Artists' interest rate collar agreements is estimated based upon dealer quotes at December 30, 1999.


(11)     STOCKHOLDERS' EQUITY

         PREFERRED STOCK
         As part of the recapitalization discussed in Note (4), Recapitalization, proceeds from the Senior Subordinated Notes and a portion of the borrowings under the Bank Credit Facility were used to fund the redemption of United Artists' preferred stock on May 1, 1998. At the redemption date, the actual redemption value of the preferred stock was approximately $159.2 million. The carrying amount of the preferred stock at the redemption date was approximately $43.7 million more than the redemption value as dividends had been accrued at a 14% per annum rate for all periods since issuance in 1992 rather than the stated rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter. This difference has been shown as an increase in additional paid-in capital in the accompanying financial statements. United Artists is authorized to issue 5,000,000 shares of preferred stock.

         COMMON STOCK
         At December 30, 1999, United Artists had outstanding 11,551,383 shares of Class A common stock, $0.01 par value per share, 32,375 shares of Class B common stock, $0.01 par value per share and has granted 4,342 shares of Class C common stock, $0.01 par value to certain members of management, all of which are vested. The Class A and Class B shares are identical except that the Class B shares do not have any voting rights. The Class C shares vested over a four-year period and are identical to the Class B common stock except for a $9.50 per share liquidation preference in favor of the holders of the Class A and Class B common stock.

         United Artists is authorized to issue 23,200,000 shares of Class A common stock, 1,818,000 shares of Class B common stock and 57,000 shares of Class C common stock.

         STOCK OPTIONS
         In connection with the Acquisition, the United Artists Management Stock Plan was established. The United Artists Management Stock Plan established three types of options, those being:

                  -        Incentive Options (the "Incentive Plan"),

                  -        Performance Options (the "Performance Plan"),

                  - Premium Options (the "Premium Plan" and collectively, the "Option Plans").

         The options covered under the Incentive Plan vest in equal amounts each year through the fifth anniversary of the date of grant. Options covered under the Performance and Premium Plans vest based on certain calculations of United Artists' value or the investment returns received by the Class A common stockholders. Each option granted under either the Incentive or Performance Plans may be exercised for one Class B share at an exercise price equal to the estimated market value of the Class B share at the date of grant, provided that such options have been vested under the terms of the respective plan. Each option granted under the Premium Plan may be exercised for one Class B share at an exercise price, which increases from $30 to $233, provided that such options have vested under the terms of the Premium Plan. All options granted expire 10 years after the date of grant.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(11)     STOCKHOLDERS' EQUITY, CONTINUED

         United Artists applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Option Plans. No compensation cost has been recognized by United Artists for any of the Option Plans. United Artists' compensation expense would not have been materially different had United Artists recorded compensation expense for its Option Plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," and accordingly, the pro forma net loss disclosures as if SFAS No. 123 had been applied are not presented.

         A summary of United Artists' Incentive Plan as of December 1999, 1998, and 1997, and changes during those years is presented below:


                                                   1999                       1998                       1997
                                            -----------------------   -----------------------   -------------------------
                                                      Weighted Avg.             Weighted Avg.               Weighted Avg.
                                                        Exercise                  Exercise                    Exercise
                                            Shares        Price       Shares        Price       Shares          Price
                                            ------    -------------   ------    -------------   ------      -------------
         Outstanding at January 1          103,133       $10.10       130,833      $10.12        544,320       $10.06
           Granted                             -              -             -        -                 -         -
           Exercised                           -              -             -        -                 -         -
           Forfeited                       (27,600)      $10.00       (27,700)     $10.00        (413,487)     $10.04
                                            -------                   --------                    --------
         Outstanding at Year End            75,533       $10.14       103,133      $10.10         130,833      $10.12
                                            =======                   ========                    =======


         The following table summarizes information about the Incentive Plan at December 30, 1999:


                                              Options Outstanding                   Options Exercisable
                                        ------------------------------------        -------------------
                                                               Weighted Avg.
                                          Number                 Remaining                Number
               Exercise Price           Outstanding          Contractual Life           Exercisable
               --------------           -----------          ----------------           -----------
                   $10.00                 62,533                     2.5                    62,533
                   $10.79                 13,000                     4.9                    13,000
                                          ------                                            ------
                                          75,533                     2.9                    75,533
                                          ======                                            ======


         A summary of United Artists' Performance Plan as of fiscal year end 1999, 1998, and 1997, and changes during those years is presented below:


                                                   1999                       1998                       1997
                                            ----------------------    -----------------------   -------------------------
                                                      Weighted Avg.             Weighted Avg.               Weighted Avg.
                                                        Exercise                  Exercise                    Exercise
                                            Shares        Price       Shares        Price       Shares          Price
                                            ------    -------------   ------    ------------    ------      -------------
         Outstanding at January 1          557,025       $16.64       311,875      $11.31        528,975       $10.05
           Granted                         525,000       $12.50       276,625      $22.50        197,250       $12.00
           Exercised                           -           -                -        -                 -         -
           Forfeited                       131,350       $14.69      (31,475)      $15.33      (414,350)       $10.04
                                          ---------                  --------                  ---------
         Outstanding at Year End           950,675       $14.67      557,025       $16.64       311,875        $11.31
                                          =========                  ========                  =========


                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(11)     STOCKHOLDERS' EQUITY, CONTINUED

The following table summarizes information about the Performance Plan at December 30, 1999:


                                            Options Outstanding                     Options Exercisable
                                      ------------------------------------          --------------------
                                                               Weighted Avg.
                                        Number                   Remaining                Number
               Exercise Price         Outstanding            Contractual Life           Exercisable
               --------------         -----------            ----------------           -----------
                   $10.00                 54,525                    2.5                         0
                   $10.79                 11,125                    4.8                         0
                   $12.00                155,500                    7.3                   155,500
                   $12.50                500,000                    9.0                         0
                   $22.50                229,525                    8.0                   229,525
                                        --------                                         --------
                                         950,675                    8.1                   385,025
                                        ========                                         ========


         A summary of United Artists Premium Plan as of fiscal year end 1999, 1998 and 1997, and changes during those years is presented below:


                                                   1999                       1998                       1997
                                            ----------------------    -----------------------   -------------------------
                                                      Weighted Avg.             Weighted Avg.               Weighted Avg.
                                                        Exercise                  Exercise                    Exercise
                                            Shares        Price       Shares        Price       Shares          Price
                                            ------    -------------   ------    -------------   ------      -------------
         Outstanding at January 1           44,819     $124.00         56,431      $90.50        265,403       $66.00
           Granted                             -           -              -           -             -             -
           Exercised                           -           -              -           -             -             -
           Forfeited                       (13,876)    $124.00        (11,612)      $90.50      (208,972)      $66.00
                                               --                      -------                   --------

         Outstanding at December            30,943     $124.00         44,819      $90.50         56,431       $66.00
                                               =                       ======                     ======

         Options Exercisable at
             Year End                          0                         0                         0
                                               =                         =                         =


         As of December 30, 1999, the 30,943 Premium Plan options had an exercise price of $90.50 and a weighted average remaining contractual life of 2.9 years.


(12)     EMPLOYEE BENEFIT PLANS

         The UATC 401(k) Savings Plan (the "Savings Plan") provides that employees may contribute up to 20% of their compensation, subject to IRS limitations, to the Savings Plan. Employee contributions are invested in various investment funds based upon elections made by the employee. Depending on the amount of each employee's level of contribution, the Savings Plan currently matches up to 4.0% of their compensation.

         Contributions to the various employee benefit plans for the years ended December 1999, 1998, and 1997 were $0.7 million, $0.6 million, and $0.6 million, respectively.

(13)     IMPAIRMENT, LEASE EXIT COSTS AND OTHER

         IMPAIRMENTS

         Impairments, lease exit costs and other consist of the following:


                                                                 1999           1998            1997
                                                                 ----           ----            ----

         Asset impairments................................ $   35.7            31.8            26.5
         Lease exit costs in operating theatres...........     17.9             -               -
         Lease exit costs in closed theatres..............      4.8             4.5             8.5
         Insurance........................................      2.9             -               -
         Administrative restructuring costs...............      0.3             -               0.8
                                                              -----          --------        ------
                                                           $   61.6            36.3            35.8
                                                               ====            ====            ====


         United Artists accounts for its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." For the years ended December 1999, 1998, and 1997, United Artists recorded non-cash charges for the impairment of its

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(13)     IMPAIRMENT, LEASE EXIT COSTS AND OTHER, CONTINUED

         long-lived assets of $35.7 million, $31.8 million, and $26.5 million, respectively. These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the discounted cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).

         EXIT COSTS
         During 1999, United Artists continued to implement a strategy intended to identify and divest of under-performing and non-strategic theatres and properties. In December 1999, management formalized a plan to dispose of 55 operating theatres (371 screens) and 12 properties and exit leases covering 18 closed theatres. As a result, United Artists recorded estimated lease termination costs of $17.9 million in fourth quarter of 1999.

         The exit plan is focused on lease termination negotiations and there are no other significant actions necessary to complete the plan. As such, in December 1999, United Artists hired a consultant to facilitate negotiations of lease terminations with landlords. Management believes that such negotiations will be finalized within one year.

         In addition, during fiscal 1999, 1998 and 1997 United Artists accrued $4.8 million, $4.5 million and $8.5 million, respectively, for estimated lease termination costs for theatres closed in those years. These theatres were not part of the exit plan discussed above.

         OTHER
         In December 1999, United Artists received an invoice from its former insurance provider for approximately $2.9 million for previously unbilled insurance claims paid by the insurance provider during 1996 through 1999 on United Artists' behalf. After verifying the validity of the additional invoice, United Artists recorded a charge of approximately $2.9 million.

         Restructuring costs of $0.3 million and $0.8 million for termination cost related to corporate personnel were recorded during 1999 and 1997, respectively.

(14)     DISCONTINUED OPERATIONS

         During 1998, United Artists established a plan to dispose of its entertainment center business operations. Current and prior period results for the entertainment center business operations have been classified separately in the accompanying statements of operations as discontinued operations.

         Net assets of the discontinued operations were $3.4 million at December 31, 1998. Liabilities related to the discontinued operations were $4.9 million at December 31, 1998. The net loss from discontinued operations was $14.2 million and $5.4 million for the years ended December 31, 1998, and 1997, respectively. The anticipated loss from disposition recorded in 1998 was $6.1 million during 1998 which represents future losses. Revenue generated by the discontinued operations was $1.0 million and $2.4 million, for the years ended December 31, 1998 and 1997, respectively. Included in the net loss from discontinued operations was interest expense of $1.1 million and $1.3 million for the years ended December 31, 1998 and 1997, respectively. Interest expense was allocated to the discontinued operations based upon the average fixed asset balance and United Artists'

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(14)     DISCONTINUED OPERATIONS, CONTINUED

         average borrowing rate. The net loss from discontinued operations included non-cash provisions for asset impairments of $10.7 million and $1.0 million for the years ended December 31, 1998 and 1997 respectively. Operations in all of United Artists entertainment centers ceased during 1999.

         United Artists wrote off the cost of the related assets of $3.4 million against a previously establised reserve. United Artists subsequently established an additional reserve of $2.4 million related to estimated costs necessary to terminate three remaining leases and settle remaining litigation related to the entertainment centers.

(15)     GAIN ON DISPOSITION OF ASSETS

         In fiscal 1999, United Artists sold certain theatres and other assets for cash proceeds of $18.0 million. In 1998, United Artists sold the majority of its remaining international theatrical exhibition assets for $3.0 million of cash, $0.5 million of stock of the acquiring company and a $3.0 million note. In addition, United Artists sold certain other operating theatres and non-operating real estate for net cash proceeds of $16.0 million during fiscal 1998. During April 1997, United Artists sold its 50% interest in a Hong Kong theatre company to its partner for approximately $17.5 million and, during September 1997, UATC sold its theatre investments in Mexico and the majority of its theatre assets in Argentina for approximately $25.0 million. During the year ended December 31, 1997, United Artists sold various other non-strategic or under-performing theatres for net cash proceeds of approximately $27.5 million.


(16)     INCOME TAXES

         Consolidated subsidiaries in which United Artists' owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are determined as if they were separate tax paying entities within the consolidated group. For fiscal years 1999, 1998 and 1997 United Artists and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

         On February 10, 1998, United Artists filed a private letter ruling with the Internal Revenue Service (the "IRS") requesting an extension of time to file a Section 197 election. This election allows for the amortization of various intangible assets over 15 years. On June 8, 1998, the IRS granted United Artists' request and, on August 6, 1998, United Artists filed a Section 197 election along with its amended 1993 income tax return. United Artists had previously been amortizing certain intangible assets acquired as part of the Acquisition over a five-year period. The effect of the Section 197 election was to reduce United Artists' net operating loss carryforward and to increase the basis of certain intangible assets, which will be amortized, and provide for future tax deductions. The Section 197 election also enabled United Artists to conclude the IRS audit for the years ended December 31, 1992, 1993 and 1994. As a result of the audit the net operating loss was reduced further by various items which were reclassified as Section 197 assets. These items will be amortized and will provide United Artists with additional future deductions. As United Artists had fully reserved the deferred tax asset associated with its net operating loss carryforward, there is no financial statement impact associated with the reduction in its net operating loss carryforward.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(16)     INCOME TAXES, CONTINUED


         The current state and federal income tax expense of United Artists' less than 80%-owned consolidated subsidiaries and deferred state and federal income tax expense are as follows (amounts in millions):


                                                              Fiscal Years Ended December
                                                              ----------------------------
                                                              1999        1998        1997
                                                              ----        ----        ----
        Current income taxes:
           State expense...................................  $ 0.4         0.2        0.2
           Federal expense.................................    0.7         0.4        1.3
                                                             ------       -----       ---
                                                               1.1         0.6        1.5
         Deferred income taxes:
           State expense...................................     -          -          -
           Federal expense.................................     -          -          -
                                                             ------       -----       ---
                                                             $ 1.1         0.6        1.5
                                                             ======       =====       ===


         Income tax expense differed from the amount computed by applying the U.S. federal income tax rate (35% for all periods) to loss before income tax expense as a result of the following (amounts in millions):


                                                              Fiscal Years Ended December
                                                              ----------------------------
                                                              1999        1998        1997
                                                              ----        ----        ----
         Expected tax benefit.............................. $(44.2)      (30.9)      (8.9)
         Change in valuation allowance.....................   46.0        35.0       11.1
         Adjustment of net operating loss carryforward                   (30.0)       0.1
         Increase in basis of assets.......................    0.2        29.3        -
         Other.............................................   (0.9)       (2.8)      (0.8)
                                                             -----       ------      -----
                                                            $  1.1         0.6        1.5
                                                             =====        =====      =====


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at fiscal year end 1999 and 1998 are as follows (amounts in millions):


                                                                        1999           1998
                                                                        ----           ----
         Deferred tax assets:
          Net operating loss carryforwards........................  $107.9           69.7
          Intangible and other assets.............................    26.2           32.2
          Accrued liabilities.....................................     6.1            6.4
          Deferred gain on sale and leaseback.....................     3.2            2.6
          Property and equipment..................................    15.3            1.8
          Deferred revenue........................................     5.6            4.5
          Other...................................................     1.1            1.1
                                                                    ------          -----
                                                                     165.4          118.3
                                                                    ------          -----
          Less:  valuation allowance..............................  (161.5)        (115.5)
                                                                    ------          -----
             Net deferred tax assets..............................     3.9            2.8
                                                                    ------          -----
         Deferred tax liabilities:
          Property and equipment..................................      -               -
          Deferred intercompany gains.............................     1.6             1.6
          Other...................................................     2.3             1.2
                                                                    ------          -----
             Net deferred tax liabilities.........................     3.9             2.8
                                                                    ------          -----
         Net......................................................  $   -               -
                                                                    ======          =====


                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(16)     INCOME TAXES, CONTINUED

         At December 30, 1999, United Artists had a net operating loss carryforward for federal income tax purposes of approximately $283.9 million which will begin to expire in 2007.

         The IRS is currently auditing United Artists' income tax returns for the years ended December 31, 1995, 1996 and 1997. The outcome of this audit may reduce the amount of United Artists' net operating loss carryforward and/or change the basis (and thus future tax depreciation) related to certain assets. United Artists believes that the result of the audit will not have a material adverse effect on its financial condition or results of operation.

(17)     SEGMENT INFORMATION

         United Artists' operations are classified into three business segments:
         Theatre Operations, In-Theatre Advertising and the Satellite Theatre Network(TM). The Satellite Theatre Network(TM) rents theatre auditoriums for seminars, corporate training, business meetings and other educational or communication uses, product and consumer research and other entertainment uses. Theatre auditoriums are rented individually or on a networked basis. In-Theatre Advertising sells various advertising within its theatres and on its web page.

         The following table presents certain information relating to the Theatre Operations, In-Theatre Advertising, and Satellite Theatre Network(TM) segments for each of the last three fiscal years (amounts in millions):


                                                     Theatre    In-Theatre       Satellite
                                                   Operations    Advertising    Theatre Network        Total
                                                   ----------   ------------    ---------------        -----
                                1999
                                ----
         Revenue............................    $      616.8      8.4                 6.2              631.4
         Operating income (loss)............           (62.4)     7.3                 1.3              (53.8)
         Depreciation and amortization......            53.3      0.2                 -                 53.5
         Assets.............................           528.7      1.7                 3.9              534.3
         Capital expenditures...............            64.5      -                   -                 64.5

                                1998
                                ----
         Revenue............................           652.2      4.4                 5.9              662.5
         Operating income (loss)............            (6.2)     3.5                 0.4               (2.3)
         Depreciation and amortization......            53.4      0.4                 0.1               53.9
         Assets.............................           573.4      1.8                 3.9              579.1
         Capital expenditures...............           116.7      0.2                 -                116.9

                                1997
                                ----
         Revenue............................           673.2      4.5                 6.6              684.3
         Operating income (loss)............            (2.7)     3.7                 0.6                1.6
         Depreciation and amortization......            58.5      0.4                 0.1               59.0
         Assets.............................           557.4      1.7                 3.9              563.0
         Capital expenditures...............            67.3      0.1                 -                 67.4


(18)     COMPREHENSIVE INCOME

         Separate statements of comprehensive income have not been presented in these financial statements as the only reconciling items between net loss as reflected in the statements of operations and comprehensive income would be the change in United Artists' cumulative foreign currency translation adjustment in fiscal 1998 and 1997 of $0.4 million and 0.1 million, respectively, and an unrealized holding gain in fiscal 1999 of $1.6 million. For the years ended December 1998 and 1997, the change

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(18)     COMPREHENSIVE INCOME, CONTINUED

         in the cumulative foreign currency translation adjustment was $0.4 million and $0.1 million, respectively. For the year ended December 30, 1999, United Artists had an unrealized holding gain of $1.6 million.

(19)     COMMITMENTS AND CONTINGENCIES

         United Artists conducts a significant portion of its theatre and corporate operations in leased premises. These leases have noncancelable terms expiring at various dates after December 30, 1999. Many leases have renewal options. Most of the leases provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases.

         Rent expense for theatre and corporate operations is summarized as follows (amounts in millions):


                                                                    Years Ended December
                                                          ------------------------------------
                                                                1999         1998         1997
                                                          ----------        -----       ------
         Minimum rental.....................................$   87.1          79.5        75.4
         Contingent rental..................................     2.4           3.0         3.7
         Effect of leases with escalating
           minimum annual rentals...........................     4.8           4.0         3.7
         Rent tax...........................................     0.6           0.6         0.5
                                                                 ---         -----       -----
                                                             $  94.9          87.1        83.3
                                                                ====          ====        ====



         Approximately $16.8 million, $14.5 million, and $12.8 million of the minimum rentals reflected in the preceding table for the years ended December 1999, 1998 and 1997, respectively, were incurred pursuant to the sale and leaseback transactions (see Note 5, Sale and Leaseback Transactions).

         Future minimum lease payments under noncancelable operating leases for each of the next five years and thereafter are summarized as follows (amounts in millions):


         2000......................................................................    87.2
         2001......................................................................    86.0
         2002......................................................................    84.0
         2003......................................................................    81.6
         2004......................................................................    79.9
         Thereafter................................................................   785.1


         Lease payments relating to theatres which United Artists intends to sell or close are included in the future minimum lease payments table, above. To the extent United Artists is successful in disposing of these theatres, the future minimum lease payments will be decreased. It is expected that in the normal course of business, desirable leases that expire will be renewed or replaced by other leases.

         At December 30, 1999, United Artists had entered into theatre construction and equipment commitments aggregating approximately $19.6 million for one new theatre (15 screens plus an IMAX) which United Artists intends to open or renovate during 2000. Such amount relates only to projects in which United Artists has executed a definitive lease agreement and all significant lease contingencies have been satisfied.

         United Artists is involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes and miscellaneous other matters. In addition, there are various claims against United

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(19)     COMMITMENTS AND CONTINGENCIES, CONTINUED

         Artists relating to certain of the leases held by United Artists. Although it is not possible to predict the outcome of these proceedings, if United Artists' restructuring efforts are unsuccessful, and judgements against United Artists are obtained in such proceedings, there could result a material adverse effect on United Artists' financial position, liquidity and results of operations.

         The Americans with Disabilities Act of 1990 (the "ADA") and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. United Artists has established a program to review and evaluate United Artists' theatres and to make any changes that may be required by the ADA. In 1995, United Artists settled the lawsuit styled CONNIE ARNOLD ET AL. VS. UATC, filed in 1991. This lawsuit involved allegations that certain of United Artists' theatres lacked accessibility to persons with mobility disabilities in violation of the ADA. In the settlement agreement, UATC, the plaintiffs and the Department of Justice established standards of modifications that must be made to United Artists theatres throughout the United States to make them more accessible to persons with disabilities. If United Artists is unsuccessful in its efforts to reorganize its capital structure, it may be unable to comply with the ADA and the settlement agreement in the CONNIE ARNOLD case. Failure to comply with the ADA and the settlement agreement in the CONNIE ARNOLD case may have a material adverse effect on United Artists' financial position, liquidity and results of operations.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding members of United Artists' Board of Directors as of March 26, 2000 is set forth below. Directors will serve until the next annual meeting and until his successor is duly elected and qualified.


Name                       Age       Business Experience During Past Five Years           Other Public Directorships
----                       ---       ------------------------------------------           --------------------------
Kurt C. Hall................40       President and Chief Executive Officer since March
                                     6, 1998. Chief Operating Officer from
                                     February 24, 1997 and Executive Vice
                                     President and Director since May 12, 1992.
                                     Mr. Hall was Chief Financial Officer from
                                     May 12, 1992 to March 5, 1998.

John W. Boyle...............71       Named Chairman of the Board on March 6, 1998.        Mr. Boyle is a director of
                                     Director since March 5, 1997.  Mr. Boyle was Chief   Supermarkets General Holdings Corp.
                                     Financial Officer of Eckerd Corporation
                                     from 1983 to 1995 and Vice Chairman from
                                     1992 to 1995.

James J. Burke, Jr..........48       Director since May 12, 1992.  Director of Merrill    Mr. Burke is a director of AnnTaylor
                                     Lynch Capital Partners, Inc. ("MLCP"), since 1985    Stores Corporation, Borg-Warner
                                     and Partner and Director of Stonington Partners,     Security Corporation, Education
                                     Inc. ("SP"), since July 1993 and Partner and         Management Corporation, Pathmark
                                     Director of Stonington Partners, Inc. II ("SPII")    Stores, Inc. and Supermarkets General
                                     since 1994. Prior to July 1994, Mr. Burke was        Holdings Corp.
                                     President and Chief Executive Officer of
                                     MLCP from 1987 to 1994, a Managing Director
                                     of the Investment Banking Division of
                                     Merrill Lynch & Co. ("ML&Co.") from 1985 to
                                     1994 and a First Vice President of Merrill
                                     Lynch Pierce Fenner and Smith, Inc. from
                                     1988 to 1994.

Albert J. Fitzgibbons, III..54       Director since May 12, 1992.  Director of MLCP       Mr. Fitzgibbons is a director of
                                     since 1988 and a Partner and a Director of SP        Borg-Warner Security Corporation,
                                     since July 1993 and a Partner and a Director of      Dictaphone Corporation and Merisel,
                                     SPII since 1994.  Prior to July 1994, Mr.            Inc.
                                     Fitzgibbons was a Partner of MLCP from 1993 to
                                     1994 and an Executive Vice President of MLCP from
                                     1988 to 1993.  Mr. Fitzgibbons was also a Managing
                                     Director of the Investment Banking Division of
                                     ML&Co. from 1978 to July 1994.

Robert F. End...............44       Director since February 17, 1993.  Director of       Mr. End is a director of Goss Graphic
                                     MLCP since 1993 and a Partner and a Director of SP   Systems, Inc. and Packard BioScience
                                     since July 1993 and a Partner and a Director of      Company.
                                     SPII since 1994. Prior to July 1994, Mr. End was
                                     a Partner of MLCP from 1993 to 1994 and a Vice
                                     President of MLCP from 1989 to 1993. Mr. End was
                                     also a Managing Director of the Investment Banking
                                     Division of ML&Co. from 1993 to July 1994.



Name                       Age       Business Experience During Past Five Years           Other Public Directorships
----                       ---       ------------------------------------------           --------------------------
Scott M. Shaw...............37       Director since February 17, 1993. Partner and        Mr. Shaw is a director of Dictaphone
                                     Director of SP since February 1999.  Prior to        Corporation.
                                     becoming a Partner and Director, Mr. Shaw was a
                                     Principal of SP since July 1993.  Mr. Shaw has
                                     also been a Partner and Director of SP II since
                                     February 1999.  Prior to July 1994, Mr. Shaw was a
                                     Vice President of MLCP from January 1994, an
                                     Associate of MLCP from 1991 to 1994 and an Analyst
                                     of MLCP from 1986 to 1989.  Mr. Shaw was also a
                                     Vice President of the Investment Banking Division
                                     of ML&Co. from January to July 1994 and an
                                     Associate of the Investment Banking Division of
                                     ML&Co. from 1991 to 1994 and an Analyst of the
                                     Investment Banking Division of ML&Co. from 1986 to
                                     1989.

Michael Pade................50      Director since May 7, 1998. Executive Vice
                                    President. Mr. Pade became Executive Vice
                                    President of United Artists in February 1997
                                    in charge of film operations. Mr. Pade
                                    joined United Artists in October 1994 as a
                                    Senior Vice President of film operations.
                                    Prior to joining United Artists, Mr. Pade
                                    worked for Mann Theatres as the Senior Vice
                                    President in charge of domestic film
                                    booking.




Information regarding executive officers of United Artists who are not directors of United Artists as of March 26, 2000 is set forth below. Executive officers will hold office for such term as may be prescribed by the Board of Directors and until such person's successor is chosen and qualified or until such person's death, resignation, or removal.


Name                  Age           Business Experience During Past Five Years
----                  ---           ------------------------------------------
Neal Pinsker............44          Executive Vice President. Mr. Pinsker was
                                    promoted to Executive Vice President of
                                    United Artists in charge of theatre
                                    operations in January 1999. Mr. Pinsker was
                                    most recently Vice President of the western
                                    region operations, and has previously
                                    directed the east and central regional
                                    operating offices of United Artists. Joining
                                    United Artists in May of 1970, Mr. Pinsker
                                    is a third generation theatre operator.

Gene Hardy..............49          Executive Vice President and General
                                    Counsel. Mr. Hardy was promoted to Executive
                                    Vice President of United Artists in charge
                                    of legal affairs and general counsel in
                                    September 1994. Mr. Hardy was previously the
                                    Senior Vice President and general counsel of
                                    United Artists.

Raymond Nutt............38          Executive Vice President of Corporate
                                    Operations. Mr. Nutt became Executive Vice
                                    President of United Artists in October 1999.
                                    Mr. Nutt's duties include supervision of
                                    In-Theatre Advertising, Satellite Theatre
                                    Network(TM), and various administrative
                                    functions including Human Resources, Risk
                                    Management, and Internal Audit. Most
                                    recently, Mr. Nutt was Senior Vice President
                                    from 1995 through 1999 and Vice President
                                    from 1993 through 1995. Mr. Nutt joined
                                    United Artists in 1988.

Bruce M. Taffet.........52          Executive Vice President. Mr. Taffet was
                                    promoted to Executive Vice President in
                                    January 1995 and is responsible for
                                    construction operations of United Artists.
                                    Prior to February 1995, Mr. Taffet was the
                                    Senior Vice President in charge of national
                                    concession operations of United Artists.

In January 2000, United Artists' Chief Financial Officer left the Company to pursue other opportunities. The former Controller of United Artists has since rejoined United Artists, as the Acting Treasurer, to assume the duties of the Chief Financial Officer.

There are no family relationships between any of the directors and executive officers named above. During the past five years, none of the directors and executive officers named above were involved in any legal proceedings that would be material to an evaluation of his ability or integrity.

ITEM 11. EXECUTIVE COMPENSATION

(a)      COMPENSATION

The following table sets forth all compensation paid to the president and chief executive officer and the four next most highly paid executive officers of United Artists for the years ended December 30, 1999, December 31, 1998, and 1997.

SUMMARY COMPENSATION TABLE


                                                                          Long-Term
                                                                        Compensation
                                                                           Awards/
                                        Annual Compensation              Securities          Other
                                   ------------------------------        Underlying          Annual           All Other
      Name and                               Salary       Bonus         Stock Options     Compensation      Compensation
Principal Positions                Year       ($) (1)     ($) (2)             #              ($) (3)           ($) (4)
-------------------                ----       -------     -------       --------------   --------------    --------------
Kurt C. Hall                        1999      325,060       --             100,000            4,099             21,930
  President and                     1998      304,866       --              50,000            3,960              4,800
  Chief Executive Officer           1997      283,103       --              80,000            2,877              4,684

Michael Pade                        1999      265,056       --              60,000            3,894              6,400
Executive Vice President            1998      258,998    7,500              20,000            3,795                 --
                                    1997      253,846       --              12,000            6,083             41,079

Gene Hardy                          1999      200,045       --              25,000            3,050             17,415
Executive Vice President            1998      195,154    5,640              12,000               --              4,800
                                    1997      193,361       --              12,000               --              4,800

Neal Pinsker                        1999      212,417       --              45,000               --             39,706
Executive Vice President            1998      117,351    3,403               5,000               --              1,843
                                    1997      117,810       --               3,000               --              2,108

Bruce Taffet                        1999      175,051       --              20,000            3,423             14,884
Executive Vice President            1998      168,961    4,800              12,000            1,289              4,800
                                    1997      166,170       --              12,000            1,073              5,367

Jim Ruybal (5)                      1999      215,483       --                  --              673             56,537
Executive Vice President            1998      186,314    1,863              10,000              989              4,800
                                    1997      193,481       --              12,000            1,073              4,800


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

(4) Consists primarily of matching contributions to employee benefit plans except for:
    - the amount paid to Mr. Pade in 1997 relates to a forgiven loan,
    - a portion of the amount paid to Mr. Ruybal in 1999 relates to a payment as a result of an employment contract,
    - a portion of the amount paid to Mr. Pinsker in 1999 relates to relocation expenses paid by United Artists.

(5) Mr. Ruybal resigned from United Artists in October 1999.

(b)      STOCK OPTION GRANTS

The following table sets forth all of United Artists stock options granted during 1999 to the president and chief executive officer and the four next most highly paid executive officers of United Artists.

                                                                                                  Potential Realizable
                                                                                                    Value at Assumed
                                Number of          % of Total                                     Annual Rates of Stock
                               Securities            Options                                     Price Appreciation for
                               Underlying          Granted to       Exercise                           Option Term
                                 Options          Employees in      Price Per     Expiration     ----------------------
       Name                      Granted              1999            Share          Date           5%              10%
       ----                      -------              ----            -----          ----        --------        ------
Kurt C. Hall                     100,000              19.0%          $12.50           2009       $786,118       1,252,870
Michael Pade                      60,000              11.4%           12.50           2009        471,671         751,722
Gene Hardy                        25,000               4.8%           12.50           2009        196,530         313,218
Neal Pinsker                      45,000               8.6%           12.50           2009        353,753         563,791
Bruce Taffet                      20,000               3.8%           12.50           2009        157,224         250,575
Jim Ruybal (1)                        --               0.0%           12.50           2009             --              --


(1) Mr. Ruybal resigned from United Artists in October 1999.


(c)      YEAR-END STOCK OPTION TABLE

The following table sets forth the stock options held by the president and chief executive officer and the four next most highly paid executive officers of United Artists as of December 30, 1999.


                                                       Number of
                                                   Share Underlying                        Value of
                                                Unexercised Options at             In-the-Money Options at
                            Option              at December 30, 1999                 December 30, 1999 (1)
      Name                   Type           --------------------------------      ------------------------------
                                            Exercisable        Unexercisable      Exercisable      Unexercisable
Kurt C. Hall             Incentive             30,250               ---               ---               ---
                         Performance          130,000            127,500              ---               ---
                         Premium               ---                13,750              ---               ---

Michael Pade             Incentive              7,750               ---               ---               ---
                         Performance           32,000             66,750              ---               ---
                         Premium               ---                 3,375              ---               ---

Gene Hardy               Incentive              7,750               ---               ---               ---
                         Performance           24,000             31,750              ---               ---
                         Premium               ---                 3,375              ---               ---

Neal Pinsker             Incentive                750               ---               ---               ---
                         Performance            8,000             45,625              ---               ---
                         Premium               ---                   313              ---               ---

Bruce Taffet             Incentive              7,750               ---               ---               ---
                         Performance           24,000             26,750              ---               ---
                         Premium               ---                 3,375              ---               ---



(1) Common Stock of United Artists is not publicly held. Given United Artists' current liquidity position, United Artists has valued the unexercised stock options at zero.

(d)      LONG-TERM INCENTIVE AWARDS

No long-term incentive awards were granted to executive officers of United Artists during 1999.

(e)      COMPENSATION OF DIRECTORS

Mr. Boyle received 30,000 performance options ($12.50 strike price) and $120,000 for his services as director during 1999. He received 25,000 performance options ($22.50 strike price) and $120,000 for his services as director during 1998 and 10,000 performance options ($12.00 strike price) and $20,000 for his services as a director for his services as director during 1997. No other directors of United Artists received compensation for their services as directors or committee members.

(f)      EMPLOYEE BENEFITS PLAN

United Artists established the United Artists Theatre Circuit, Inc. 401(k) Savings Plan (the "Savings Plan") which allows electing employees to contribute up to 20.0% of their compensation, subject to certain IRS limitations. Depending on the amount of each employee's level of contribution, the Savings Plan currently matches up to 4.0% of their compensation.

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

During 1999, United Artists' board established a bonus plan for all non-commissioned corporate employees that is based upon United Artists achieving its operating budgets and other financial and operating goals and the employee achieving certain specified goals.

(g)      EMPLOYMENT AGREEMENTS

United Artists entered into employment agreements (each an "Employment Agreement" and collectively, the "Employment Agreements") with each of Kurt C. Hall, Edward C. Cooper, Gene Hardy, Robert A. McCormick, Michael L. Pade, Bruce
M. Taffet, Neil Pinsker, Raymond C. Nutt, Charles Fogel and Darrell C. Taylor. Employment Agreements with Messrs. Hardy and Taffet expire on May 12, 2000.

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

In the event that Mr. Hardy, Mr. Taffet Mr. Pinsker or Mr. Nutt is terminated without cause, such individual will be entitled to his base salary for the lesser of two years or the remainder of the term of his employment agreement following termination, but not less than 12 months and annual bonuses for the lesser of two years or the remainder of the term of his employment agreement following termination, but not less than 12 months, in an amount based upon the average bonuses paid to him over the preceding two fiscal years.

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

United Artists has three classes of capital stock outstanding: the United Artists Theatre Company Class A Shares, the United Artists Theatre Company Class B Shares, and the United Artists Theatre Company Class C Shares (collectively the "United Artists Shares"). The United Artists Shares are held of record by 233 holders. The following tables set forth certain information concerning the beneficial ownership United Artists Shares as of March 26, 2000:

        - known to United Artists to own beneficially in excess of 5% of the outstanding United Artists Shares

        - the president and chief executive officer and the four other highest paid executive officers of United Artists,

        -   for each director

        -   for all executive officers

        -   for directors of United Artists as a group.

Except as otherwise indicated, all of the persons listed below have:
(i) sole voting power and investment power with respect to their United Artists Shares, except to the extent that authority is shared by spouses under applicable law and
(ii)     record and beneficial ownership with respect to their United Artists
         Shares.

                                   UNITED ARTISTS THEATRE COMPANY COMMON STOCK


name and Address                         Beneficial    Percentage of      Beneficial        Percentage of       Beneficial
Interest                                 Interest      United Artists     Interest          United Artists      Interest
Beneficial Owner                     Class A Shares   Class A Shares     Class B Shares    Class B Shares     Class C Shares
----------------                     --------------   ---------------    --------------    ---------------    --------------
MLCP(1)(5)(7)......................   8,409,761         72.8%                     0            -                 0
Merrill Lynch & Co, Inc.(2)(5).....   2,082,205         18.0%                     0            -                 0
Institutional Investors(8).........   1,059,417          9.2%                     0            -                 0  -
Kurt C. Hall(3)(6).................           0            -                171,250          35.8%               0
Michael Pade(3)(6).................           0            -                 40,325           8.4%             1,622
Gene Hardy(3)(6)...................           0            -                 34,350           7.2%               0
Bruce Taffet(3)(6).................           0            -                 39,250           8.2%               0
James J. Burke, Jr.(4)(7)..........           0            -                      0            -                 0  -
Albert J. Fitzgibbons, III(4)(7)...           0            -                      0            -                 0
Robert F. End(4)(7)................           0            -                      0            -                 0
Scott Shaw(4)......................           0            -                      0            -                 0
John W. Boyle(9)...................           0            -                 35,000           7.3%               0
Directors and Executive Officers as
  a group (11 persons)(6).........            0            -                329,425          68.7%             4,342



                                     Percentage of         Percentage of
                                     United Artist         United Artist
                                     Class C Shares          Shares
                                     --------------          -------------

MLCP(1)(5)(7).....................        -                       69.9%
Merrill Lynch & Co, Inc.(2)(5)....        -                       17.3%
Institutional Investors(8)........        -                        8.8%
Kurt C. Hall(3)(6)................        -                        1.4%
Michael Pade(3)(6)................      37.4%                      0.4%
Gene Hardy(3)(6)..................        -                        0.3%
Bruce Taffet(3)(6)................        -                        0.3%
James J. Burke, Jr.(4)(7).........        -                         -
Albert J. Fitzgibbons, III(4)(7)..        -                         -
Robert F. End(4)(7)...............        -                         -
Scott Shaw(4).....................        -                         -
John W. Boyle(9)..................        -                        0.3%
Directors and Executive Officers as
  a group (11 persons)(6)..........    100.0%                      2.8%


------------------------------------------------------

(1) United Artists Theatre Company Class A Shares beneficially owned by MLCP are held as follows: 5,049,958.2 by Merrill Lynch Capital Appreciation Partnership No. B-XIX, L.P. ("MLCAP B-XIX"); 46,396.0 by Merrill Lynch Capital Appreciation Partnership No. B-XX, L.P. ("MLCAP B-XX"); 3,229,723.5 by Roman Nineteen Offshore Fund N..V. ("Roman Holdings") and 83,683.3 by MLCP Associates L.P. No. II. ("MLCP II"). MLCP is the indirect managing general partner of MLCAP B-XIX and MLCAP B-XX and the general partner of ML Fund II. Affiliates of MLCP are the sole stockholders of Roman Holdings. The address of MLCP and each of the aforementioned record holders is South Tower, World Financial Center, New York, New York 10080.
(2) United Artists Theatre Company Class A Shares beneficially owned by Merrill Lynch & Co., Inc. are owned of record as follows: 1,932,204.7 by ML IBK Positions, Inc.; 150,000.0 by Merrill Lynch KECALP L.P. 1991. The address for ML IBK Positions, Inc. is North Tower, World Financial Center, New York, New York 10281. The address of Merrill Lynch KECALP L.P. 1991 is South Tower, World Financial Center, New York, New York 10080.
(3) The address for each of Messrs. Hall, Pade, and Hardy, is 9110 East Nichols Avenue, Englewood, Colorado 80112.
(4) The address for each of Messrs. Burke, Fitzgibbons, End and Shaw is c/o Stonington Partners, Inc., 767 Fifth Avenue, New York, New York 10153.
(5) Entities affiliated with Merrill Lynch & Co., Inc. own approximately 10,491,966 of the outstanding United Artists Theatre Company Shares, which represents approximately 88.2% of the outstanding United Artists Theatre Company Shares.
(6) Includes vested incentive options and Class C shares that are exercisable within 60 days.
(7) Each of Messrs. Burke, Fitzgibbons and End are members of the Board of Directors of MLCP, but each disclaims beneficial ownership of the United Artists Theatre Company Shares.
(8) To the knowledge of United Artists, none of the Institutional Investors beneficially owns 5% or more of the United Artists Theatre Company Class A Shares.
(9) The address for Mr. Boyle is 7 North Pine Circle, Belleair, Florida 34616.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Entities affiliated with MLCP own approximately 88.2% of the United Artists Shares. Through a management agreement with MLCP, Stonington Partners, Inc. manages the portfolio of companies owned by MLCP, including United Artists.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements  Included in Part II of this Report:

         United Artists Theatre Company and Subsidiaries

                  Report of Independent Public Accountants                                      32

                  Consolidated Balance Sheets                                                   33
                  December 30, 1999 and December 31, 1998

                  Consolidated Statements of Operations                                         34
                  Years Ended December 30, 1999, December 31, 1998, and 1997

                  Consolidated Statements of Stockholders' Equity (Deficit)                     35
                  Years Ended December 30, 1999, December 31, 1998 and 1997

                  Consolidated Statements of Cash Flow                                          36
                  Years Ended December 30, 1999, December 31, 1998 and 1997

                  Notes to Consolidated Financial Statements                                    37

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

3.       Exhibits

         The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

3.1      Amended and Restated Certificate of Incorporation of United Artists
         Theatre Company (4)

3.2      By-Laws of United Artists Theatre Company (4)

4.1 Indenture, dated as of April 21, 1998, by and among the Company and State Street Bank and Trust Company of Missouri, N.A. with respect to the 9 3/4% Senior Subordinated Notes due 2008 (4)

4.2 Indenture, dated as of April 21, 1998, by and among the Company and State Street Bank and Trust Company of Missouri, N.A. with respect to the Floating Rate Senior Subordinated Notes due 2007 (4)

4.3      Form of 9 3/4% Senior Subordinated Note (included in Exhibit 4.1) (4)

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

10.12    Amendment No. 1, dated as of July 15, 1992, to the Stockholders'
         Agreement, dated as of May 12, 1992, by and among OSCAR I,, Merrill
         Lynch Capital Appreciation Partnership No. B-XIX, L.P., Roman Nineteen
         Offshore Fund B.V., ML IBK Positions, Inc., MLCP Associates L.P. No.
         II, Equitable Capital Private Income and Equity Partnership II, L.P.
         and Equitable Deal Flow Fund, L.P. and the holders of Options or Restricted Stock awards under the Management Stock Option Plan. (1)

10.13    Stock Subscription Agreement, dated as of May 12, 1992, by and among
         OSCAR I Corporation, Merrill Lynch Capital Appreciation Partnership No.
         B-XIX, L.P., Roman Nineteen Offshore Fund B.V., ML IBK Positions, Inc.,
         MLCP Associates L.P. No. II, Equitable Capital Private Income and
         Equity Partnership II, L.P. and Equitable Deal Flow Fund, L.P. (1)

10.14 Non-Competition Agreement, dated as of May 12, 1992, by and among Tele-Communications, Inc., United Artists Theatre Circuit, Inc. and
         OSCAR I Corporation (1)

10.15    Trademark Agreement as of May 12, 1992 by United Artists Entertainment
         Company, United Artists Holdings, Inc., United Artists Cable Holdings,
         Inc., United Artists Theatre Holding Company, on the one hand and
         United Artists Theatre Circuit, Inc., United Artists Realty Company,
         UAB, Inc., and UAB II, Inc., on the other hand (1)

10.16    United Artists Theatre Circuit 401(k) Savings Plan (1)

10.17    United Artists Theatre Circuit Supplemental 401(k) Savings Plan (2)

10.18    Tax Sharing Agreement, dated as of May 12, 1992, between OSCAR I
         Corporation and United Artists Theatre Circuit, Inc. (1)



10.19    Employment Agreement, dated as of May 12, 1992, between the Company and
         Kurt C. Hall (1)

10.20 Employment Agreement Extension Letter, dated as of May 12, 1998, between the Company and Kurt C. Hall (4)

10.21    Amendment to the United Artists Theatre Circuit, Inc. 401(k) Savings
         Plan dated as of January 1, 1998 (5)

10.22    Subsidiaries of the Company (4)

10.23    Second Amendment to the Credit Agreement as of April 21, 1998 (6)

10.24    Third Amendment to the Credit Agreement as of April 21, 1998 (7)

27.1     Financial Data Schedule


---------------

(1) Incorporated herein by reference from United Artists Theatre Circuit, Inc. Form S-1 dated October 5, 1992.
(2) Incorporated herein by reference from United Artists Theatre Circuit, Inc. Form 10-K for the year ended December 31, 1993.
(3) Incorporated herein by reference from United Artists Theatre Circuit, Inc. Form S-2 dated January 31, 1996.
(4)      Incorporated herein by reference from Form S-4 dated July 15, 1999.
(5) Incorporated herein by reference from United Artists Theatre Circuit, Inc. 10-K for the year ended December 31, 1996.
(6)      Incorporated herein by reference from Form 8-K dated April 9, 1999.
(7)      Incorporated herein by reference from Form 8-K dated September 29,
         1999.

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

                                                 UNITED ARTISTS THEATRE COMPANY
                                                          (Registrant)


Director, President and Chief Executive       /s/ Kurt C. Hall
Officer                                       __________________________________
Dated:  April 13, 2000                        Kurt C. Hall


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chairman of the Board and Director            /s/  John W. Boyle
Dated:  April 13, 2000                        __________________________________
                                              John W. Boyle


Director                                      /s/ James J. Burke, Jr.
Dated: April 13, 2000                         __________________________________
                                              James J. Burke, Jr.


Director                                      /s/ Albert J. Fitzgibbons, III
Dated: April 13, 2000                         __________________________________
                                              Albert J. Fitzgibbons, III


Director                                      /s/ Robert F. End
Dated: April 13, 2000                         __________________________________
                                              Robert F. End


Director                                      /s/ Scott M. Shaw
Dated: April 13, 2000                         __________________________________
                                              Scott M. Shaw


Director                                      /s/ Michael Pade
Dated: April 13, 2000                         __________________________________
                                              Michael Pade