Form 10-K405/A
period 1999-12-30
UNITED ARTISTS THEATRE CO
filed 2000-04-14
CIK 889571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              AMENDEMENT NO. 1
                                    TO
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

Where real estate is readily available there are few barriers preventing competitors from opening theatres near one of United Artists' theatres, which may have a materially adverse effect on United Artists' theatre. In addition, "megaplexes" (theatres with 14 or more screens) have been built or are planned to be built by competitors in certain general market areas in which United Artists operates. This new megaplex construction has resulted in excess capacity and adversely affected attendance at existing theatres in these market areas. United Artists has attempted to address the situation by rebuilding/renovating or expanding its locations, or through its divestiture plan. United Artists plans to further address this situation through capital expenditures. To the extent that future funds are available for capital expansion, United Artists intends to rebuild, renovate and/or expand existing key locations.

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


                                                           EXPECTED MATURITY DATE
                              ---------------------------------------------------------------------------------------
                                                                                                              FAIR
                              2000      2001     2002      2003      2004      THEREAFTER       TOTAL        Value(4)
                              ----      ----     ----      ----      ----      ----------       -----       ---------
Total Indebtedness
  Fixed Rate                  $3.2      1.5       0.4      0.4       0.4         227.9          233.8          42.6
  Avg. Interest Rate          9.4%      9.2       7.8      7.8       7.8          9.7            9.7

  Floating Rate               $3.5      10.4     30.7      46.3      58.8        338.0          487.7         292.0
  Avg. Interest Rate          (1)       (1)       (1)      (1)       (1)          (1)            (1)

Interest Rate Collars
  (notional amount)           $ -      150.0       -        -         -            -            150.0          0.7
Avg. Interest Rate
  Interest Rate Cap           (2)       (2)       (2)      (2)       (2)          (2)            (2)           (2)
  Interest Rate Floor         (3)       (3)       (3)      (3)       (3)          (3)            (3)           (3)


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

         A summary of United Artists' Incentive Plan as of December 1999, 1998, and 1997, and changes during those years is presented below:


                                                   1999                       1998                       1997
                                            -----------------------   -----------------------   -------------------------
                                                      Weighted Avg.             Weighted Avg.               Weighted Avg.
                                                        Exercise                  Exercise                    Exercise
                                            Shares        Price       Shares        Price       Shares          Price
                                            ------    -------------   ------    -------------   ------      -------------
         Outstanding at January 1          103,133       $10.10       130,833      $10.12        544,320       $10.06
           Granted                             -              -             -        -                 -         -
           Exercised                           -              -             -        -                 -         -
           Forfeited                       (27,600)      $10.00       (27,700)     $10.00        (413,487)     $10.04
                                            -------                   --------                    --------
         Outstanding at Year End            75,533       $10.14       103,133      $10.10         130,833      $10.12
                                            =======                   ========                    =======


         The following table summarizes information about the Incentive Plan at December 30, 1999:


                                              Options Outstanding                   Options Exercisable
                                        ------------------------------------        -------------------
                                                               Weighted Avg.
                                          Number                 Remaining                Number
               Exercise Price           Outstanding          Contractual Life           Exercisable
               --------------           -----------          ----------------           -----------
                   $10.00                 62,533                     2.5                    62,533
                   $10.79                 13,000                     4.9                    13,000
                                          ------                                            ------
                                          75,533                     2.9                    75,533
                                          ======                                            ======


         A summary of United Artists' Performance Plan as of fiscal year end 1999, 1998, and 1997, and changes during those years is presented below:


                                                   1999                       1998                       1997
                                            ----------------------    -----------------------   -------------------------
                                                      Weighted Avg.             Weighted Avg.               Weighted Avg.
                                                        Exercise                  Exercise                    Exercise
                                            Shares        Price       Shares        Price       Shares          Price
                                            ------    -------------   ------    ------------    ------      -------------
         Outstanding at January 1          557,025       $16.64       311,875      $11.31        528,975       $10.05
           Granted                         525,000       $12.50       276,625      $22.50        197,250       $12.00
           Exercised                           -           -                -        -                 -         -
           Forfeited                      (131,350)      $14.69      (31,475)      $15.33      (414,350)       $10.04
                                          ---------                  --------                  ---------
         Outstanding at Year End           950,675       $14.67      557,025       $16.64       311,875        $11.31
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

         Net assets of the discontinued operations were $3.4 million at December 31, 1998. Liabilities related to the discontinued operations were $4.9 million at December 31, 1998. The net loss from discontinued operations was $14.2 million and $5.4 million for the years ended December 31, 1998, and 1997, respectively. The anticipated loss from disposition recorded in 1998 was $6.1 million. Revenue generated by the discontinued operations was $1.0 million and $2.4 million, for the years ended December 31, 1998 and 1997, respectively. Included in the net loss from discontinued operations was interest expense of $1.1 million and $1.3 million for the years ended
         December 31, 1998 and 1997, respectively. Interest expense was allocated to the discontinued operations based upon the average fixed asset balance and United Artists'

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(14)     DISCONTINUED OPERATIONS, CONTINUED

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

         At December 30, 1999, United Artists had entered into theatre construction and equipment commitments aggregating approximately $19.6 million for one new theatre (15 screens plus an IMAX) which United Artists intends to open during 2000. Such amount relates only to projects in which United Artists has executed a definitive lease agreement and all significant lease contingencies have been satisfied.

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

United Artists has three classes of capital stock outstanding: the United Artists Theatre Company Class A Shares, the United Artists Theatre Company Class B Shares, and the United Artists Theatre Company Class C Shares (collectively the "United Artists Shares"). The United Artists Shares are held of record by 233 holders. The following tables set forth certain information concerning the beneficial ownership of United Artists Shares as of March 26, 2000:

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