Form 10-Q
period 2000-03-30
UNITED ARTISTS THEATRE CO
filed 2000-05-05
CIK 889571

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended March 30, 2000

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from ________ to ________


Commission File Number  333-56985
                        333-56999


                         UNITED ARTISTS THEATRE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                         84-1198391
-------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


9110 East Nichols Avenue, Suite 200
Englewood, CO                                               80112
-----------------------------------             -------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (303) 792-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---

As of May 1, 2000, 11,551,383 shares of Class A Common Stock, 419,783 shares of Class B Common Stock (including options to acquire 387,408 shares of Class B Common Stock exercisable within 60 days of such date) and 4,342 shares of Class C Common Stock were outstanding.

                         UNITED ARTISTS THEATRE COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 30, 2000
                                   (UNAUDITED)

                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION                                                                             PAGE NUMBER
                                                                                                                -----------
     ITEM 1.      FINANCIAL STATEMENTS

                   Condensed Consolidated Balance Sheets...............................................................4
                   Condensed Consolidated Statements of Operations.....................................................5
                   Condensed Consolidated Statement of Stockholders' Equity (Deficit)..................................6
                   Condensed Consolidated Statements of Cash Flow......................................................7
                   Notes to Condensed Consolidated Financial Statements................................................8


     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...............................................17


     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          ABOUT MARKET RISK............................................................................26


PART II     OTHER INFORMATION

      ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K..............................................................27

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

THE FOREGOING CAUTIONARY STATEMENTS EXPRESSLY QUALIFY ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO UNITED ARTISTS.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                              (Amounts in Millions)
                                   (Unaudited)

                                                                            MARCH 30, 2000        DECEMBER 30, 1999
                                                                            --------------        -----------------
                                 ASSETS
Current assets:
  Cash and cash equivalents.......................................        $        7.7                    16.0
  Receivables, net ...............................................                 7.2                     6.6
  Prepaid expenses and concession inventory.......................                20.3                    16.5
  Other assets....................................................                 0.3                     2.3
                                                                                 -----                   -----
     Total current assets.........................................                35.5                    41.4

Investments and related receivables...............................                 3.3                     3.5

Property and equipment, at cost:
  Land............................................................                37.7                    37.8
  Theatre buildings, equipment and other..........................               632.6                   625.6
                                                                                 -----                   -----
                                                                                 670.3                   663.4
  Less accumulated depreciation and amortization..................              (265.9)                 (257.4)
                                                                                -------                 -------
                                                                                 404.4                   406.0

Intangible assets, net............................................                56.5                    57.8
Other assets, net.................................................                25.8                    25.6
                                                                                ------                 -------
                                                                          $      525.5                   534.3
                                                                                 =====                   =====

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable................................................        $       75.0                    78.5
  Accrued and other liabilities...................................                78.9                    62.0
  Current portion of long-term debt (notes 2 and 5)...............               716.7                   717.0
                                                                                 -----                   -----
     Total current liabilities....................................               870.6                   857.5

Other liabilities (note 3)........................................                56.9                    58.1
Debt (notes 2 and 5)..............................................                 4.5                     4.6
Liabilities related to discontinued operations (note 8)...........                 2.4                     2.4
                                                                               -------                 -------
     Total liabilities............................................               934.4                   922.6

Minority interests in equity of consolidated
     subsidiaries.................................................                 5.9                     5.8

Stockholders' equity (deficit):
  Common stock:
     Class A......................................................                 0.1                     0.1
     Class B......................................................                 -                       -
     Class C......................................................                 -                       -
  Additional paid-in capital......................................                51.1                    51.1
  Accumulated deficit.............................................              (463.9)                 (444.8)
  Unrealized holding gain.........................................                 -                       1.6
  Treasury stock..................................................                (2.1)                   (2.1)
                                                                              ----------               --------
     Total stockholders' equity (deficit).........................              (414.8)                 (394.1)
                                                                                -------                 -------
                                                                          $      525.5                   534.3
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

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                              (Amounts in Millions)
                                   (Unaudited)

                                                                                     Thirteen Weeks Ended
                                                                               March 30, 2000        April 1,1999
                                                                               --------------        ------------
Revenue:
     Admissions........................................................         $   85.3                 93.4
     Concession sales..................................................             35.1                 37.0
     Other.............................................................              5.1                  4.5
                                                                                 -------              -------
                                                                                   125.5                134.9
                                                                                   -----                -----

Costs and expenses:
     Film rental and advertising expenses..............................             45.1                 52.1
     Direct concession costs...........................................              4.2                  4.7
     Occupancy expense (note 3)........................................             21.5                 23.0
     Other operating expenses..........................................             41.9                 45.5
     General and administrative........................................              5.3                  6.0
     Depreciation and amortization.....................................             11.7                 13.8
     Impairment and lease exit costs (note 7)..........................              1.8                  0.4
                                                                                   -----              --------
                                                                                   131.5                145.5
                                                                                   -----                -----

     Operating loss from continuing operations.........................             (6.0)               (10.6)

Other income (expense):
     Interest, net (notes 2 and 5).....................................            (19.2)               (15.4)
     Gain on disposition of assets.....................................              5.6                  0.7
     Minority interests in earnings of consolidated subsidiaries.......             (0.5)                (0.1)
     Other, net........................................................              0.9                 (0.2)
                                                                                    ----                ------
                                                                                   (13.2)               (15.0)
                                                                                   ------               ------

     Loss from continuing operations before
        income tax expense.............................................            (19.2)               (25.6)

Income tax benefit (expense) (note 9)..................................              0.1                 (0.2)
                                                                                    ----                ------

     Net loss available to common stockholders.........................         $  (19.1)               (25.8)
                                                                                   ======              =======

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                              (Amounts in Millions)
                                   (Unaudited)


                                   Common      Common     Common    Additional               Unrealized                Total
                                   stock       stock      stock      paid-in   Accumulated    holding   Treasury   stockholders'
                                  Class A      Class B    Class C    capital     deficit        gain      stock    equity (deficit)
                                 -----------  ---------   --------  ---------  ------------   --------  ---------  ---------------

Balance at December 31, 1999.... $    0.1        -            -         51.1       (444.8)       1.6        (2.1)     (394.1)

Unrealized holding gain.........      -          -            -          -            -         (1.6)         -         (1.6)

Net loss........................      -          -            -          -          (19.1)         -          -        (19.1)
                                 -----------  ---------   --------  ---------  ------------   --------  ---------  ---------------

Balance at March 30, 2000 ...... $    0.1        -            -         51.1       (463.9)         -        (2.1)     (414.8)
                                 -----------  ---------   --------  ---------  ------------   --------  ---------  ---------------
                                 -----------  ---------   --------  ---------  ------------   --------  ---------  ---------------




See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                              (Amounts in Millions)
                                   (Unaudited)

                                                                                       Thirteen Weeks Ended
                                                                                March 30,2000        April 1, 1999
                                                                                -------------        -------------

Net cash provided by (used in) operating activities..........................   $    1.9                 (21.0)
                                                                                     ---                 ------

Cash flow from investing activities:
     Capital expenditures....................................................      (10.6)                (21.3)
     Proceeds from disposition of assets, net................................        7.4                   4.4
     Other, net..............................................................        0.2                   1.5
                                                                                   -----                 -----
        Net cash used in investing activities................................       (3.0)                (15.4)
                                                                                    -----                ------

Cash flow from financing activities:
     Debt borrowings.........................................................        -                    53.0
     Debt repayments.........................................................       (0.4)                (12.8)
     Increase (decrease) in cash overdraft...................................       (6.4)                 (4.4)
     Other, net..............................................................       (0.4)                 (1.6)
                                                                                    -----                ------
        Net cash provided (used) by financing activities.....................       (7.2)                 34.2
                                                                                    -----                -----

        Net decrease in cash.................................................       (8.3)                 (2.2)

Cash and cash equivalents:
     Beginning of period.....................................................       16.0                   8.2
                                                                                    ----                   ---

     End of period...........................................................   $    7.7                   6.0
                                                                                     ===                   ===

Reconciliation of net income (loss) to net cash used in operating activities:
Net income (loss)............................................................   $  (19.1)                (25.8)
Discontinued operations......................................................        -                    (0.6)
Effect of leases with escalating minimum annual rentals......................        1.2                   1.2
Depreciation and amortization................................................       11.7                  13.8
Gain on disposition of assets, net...........................................       (5.6)                 (0.7)
Minority interests in earnings of consolidated subsidiaries..................        0.5                   0.1
Change in assets and liabilities:
     Receivables.............................................................        0.2                  (0.1)
     Prepaid expenses and concession inventory...............................       (3.8)                 (5.4)
     Other assets............................................................       (0.3)                  0.7
     Accounts payable........................................................        5.7                  (7.2)
     Accrued and other liabilities...........................................       11.4                   3.0
                                                                                  -------                ------
        Net cash provided by (used in) operating activities..................   $    1.9                 (21.0)
                                                                                  =======                ======

See accompanying notes to condensed consolidated financial statements.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 30, 2000
                                   (Unaudited)

(1)      GENERAL INFORMATION

         United Artists Theatre Company ("United Artists") (formerly known as OSCAR I Corporation), a Delaware corporation, was formed in February 1992 for the purpose of purchasing United Artists Theatre Circuit, Inc. ("UATC") from an affiliate of Tele-Communications, Inc. ("TCI"). United Artists is owned by an investment fund managed by Merrill Lynch Capital Appreciation Fund II and certain institutional investors (collectively, the "Non-Management Investors"), and certain members of UATC's management. On May 12, 1992, United Artists purchased all of the outstanding common stock of UATC from an affiliate of TCI (the "Acquisition").

         In addition to its ownership of UATC, United Artists owns all of the outstanding capital stock of United Artists Realty Company ("UAR"). UAR and its subsidiary, United Artists Properties I Corp. ("Prop I"), are the owners and lessors of certain operating theatre properties leased to and operated by UATC and its subsidiaries.

         Certain prior period amounts have been reclassified for comparability with the 2000 presentation.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made in the accompanying interim condensed consolidated financial statements that are necessary to present fairly the financial position of United Artists and the results of its operations. Interim results are not necessarily indicative of the results for the entire year because of fluctuations of revenue and related expenses resulting from the seasonality of attendance and the availability of popular motion pictures. These financial statements should be read in conjunction with the audited December 30, 1999 consolidated financial statements and notes thereto included as part of United Artists' Form 10-K.

(2)      GOING CONCERN

         The accompanying financial statements have been prepared assuming United Artists will continue as a going concern. United Artists has incurred recurring losses from operations and has an accumulated deficit of $463.9 million as of March 30, 2000, which raises substantial doubt about its ability to continue as a going concern. As more fully discussed in Note 5, United Artists has a secured credit facility which provides for term loans and a revolving loan (the "Bank Credit Facility"), which aggregated $437.7 million as of March 30, 2000. United Artists was in default under certain covenants of the Bank Credit Facility as of March 30, 2000. Under the terms of the Bank Credit Facility, the lenders may exercise such remedies as are permitted by the credit agreement, including, without limitation, acceleration of the outstanding principal balance.

         In addition to the Bank Credit Facility, United Artists has a $275.0 million subordinated credit facility (the "Senior Subordinated Notes"). On April 15, 2000, an interest payment of $12.3 million was due from United Artists to the holders of the Senior Subordinated Notes. On or about April 12, 2000, the senior secured lenders under the Bank Credit Facility notified the holders of the Senior Subordinated Notes

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued


(2)      GOING CONCERN, CONTINUED

         of a default under the Bank Credit Facility and blocked payment of the Senior Subordinated Notes for up to 180 days (the "Block Period"). As a result, United Artists did not make that payment when due.

         United Artists is currently in negotiations with its Bank Credit Facility lenders regarding a debt/equity recapitalization plan. Should a plan be successfully negotiated with the senior secured lenders, United Artists will present that plan to the holders of the Senior Subordinated Notes. There can be no assurance that the senior secured lenders and the holders of the Senior Subordinated Notes will agree to such a recapitalization plan. If the holders of the Senior Subordinated Notes have not consented to a recapitalization plan prior to the expiration of the Block Period, the holders of the Senior Subordinated Notes may then attempt to exercise any remedies available to them, including, without limitation, acceleration of the indebtedness. A financial and corporate reorganization of United Artists is likely whether or not a consensual debt restructuring agreement can be reached with the lenders under the Bank Credit Facility and the holders of the Senior Subordinated Notes.


(3)      SALE AND LEASEBACK TRANSACTIONS

         In December 1995, UATC and UAR entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the buildings and land underlying 27 of their operating theatres and four theatres under development were sold to, and leased back from, an unaffiliated third party. United Artists realized a net gain of approximately $12.1 million as a result of this sale and leaseback transaction. For financial statement purposes, this gain has been deferred and is being recognized over the term of the lease as a reduction of rent expense. The 1995 Sale and Leaseback requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. The lease of the properties by UATC required UATC to enter into a Participation Agreement that requires UATC to comply with certain covenants including limitations on indebtedness and restrictions on payments.

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

         During 1999, UATC and UAR entered into two separate sale and leaseback transactions. Proceeds of $5.4 million were received for the sale of one existing theatre. The lease has a term of 20 years, with options to extend for up to 20 additional years. A $4.0 million transaction on a theatre that opened in September 1999 is still pending.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued


(4)      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash payments for interest were $13.2 million and $9.8 million for the thirteen weeks ended March 30, 2000 and April 1, 1999, respectively.


(5)      DEBT

         In March 1999 and September 1999, United Artists finalized the second and third amendments to its Bank Credit Facility with its lenders, including an advancement of the maturity date for part of the agreement, an increase in the LIBOR borrowing spread and additional loan security through mortgages on certain of UATC and UAR's properties. As of March 30, 2000, United Artists was in default of certain covenants of its Bank Credit Facility. In addition, the senior secured lenders under the Bank Credit Facility notified the holders of the Senior Subordinated Notes of a default under the Bank Credit Facility on or about April 12, 2000 and blocked payment of the Senior Subordinated Notes for up to 180 days. As a result, United Artists did not make the interest payments of approximately $12.3 million due April 15, 2000 on its Senior Subordinated Notes. After the expiration of any applicable 30-day grace period, United Artists will be in default of its obligations to the holders of the Senior Subordinated Notes. As a result of the existing default under the Bank Credit Facility (and certain cross-default provisions in United Artists' other debt), United Artists has classified its Bank Credit Facility and Senior Subordinated Notes outstanding at March 30, 2000 and December 30, 1999, as current.

         Debt is summarized as follows (amounts in millions):

                                                     MARCH 30, 2000     DECEMBER 30, 1999
                                                     --------------     -----------------

             Bank Credit Facility (a)..............    $   437.7             437.7
             Senior Subordinated Notes (b).........        275.0             275.0
             Other (c).............................          8.5               8.9
                                                            ----            ------
                                                           721.2             721.6
             Less current portion..................       (716.7)           (717.0)
                                                         --------        ----------
                                                        $    4.5               4.6
                                                             ===               ===

          (a) The Bank Credit Facility provides for term loans aggregating $350.0 million (the "Term Loans") and a reducing revolving loan and standby letters of credit aggregating $100.0 million (the "Revolving Facility"). The Term Loans consist of the following: (i) a $70.0 million term loan (the "Tranche A Term Loan"); (ii) a $118.0 million term loan (the "Tranche B Term Loan"); and (iii) a $162.0 million term loan (the "Tranche C Term Loan").

                  Commitments available for borrowing under the Revolving Facility reduce semi-annually commencing January 3, 2002 through April 21, 2005. The aggregate term loan balance at March 30, 2000 was $437.7 million. The Tranche A Term Loan requires semi-annual principal payments commencing December 31, 1998 through June 28, 2001 of 1/2% of the December 31, 1998 outstanding balance and then in escalating semi-annual payments through April 21, 2005. The Tranche B and Tranche C Term Loans require semi-annual principal payments commencing

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued


(5)       DEBT, CONTINUED

                  December 31, 1998 through December 30, 2004 of 1/2% of the December 31, 1998 outstanding balance and a final payment of 93 1/2% of the December 31, 1998 outstanding balance on April 21, 2005. There is no credit available to United Artists under the Bank Credit Facility.

                  Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by United Artists, but no less frequently than once each 90 days. The weighted average interest rate at March 30, 2000 was 10.3%.

                  The Bank Credit Facility is guaranteed, on a joint and several basis, by UATC, UAR and Prop I. The Bank Credit Facility is secured by, among other things, the capital stock of UATC, UAR, Prop I and certain other subsidiaries of United Artists and by an intercompany note from UATC to United Artists established with respect to borrowings by UATC from United Artists.

                  The Bank Credit Facility contains provisions that require United Artists to maintain certain financial ratios and places limitations on, among other things, capital expenditures, additional indebtedness, disposition of assets and restricted payments. Additionally, the Bank Credit Facility is secured by mortgages on certain of United Artists subsidiaries' properties.

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


(5)      DEBT, CONTINUED

                  The Senior Subordinated Notes are unsecured, senior subordinated obligations of United Artists and are subordinated in right of payment to all existing and future senior indebtedness of United Artists including borrowings under the Bank Credit Facility. The Fixed Rate Subordinated Notes rank PARI PASSU with the Floating Rate Subordinated Notes.

          (c) Other debt at March 30, 2000 consists of various term loans, mortgage notes, capital leases, seller notes and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

          At March 30, 2000, United Artists was party to 7.5% interest rate cap agreements on $150.0 million of floating rate debt, expiring at December 31, 2000. Prior to February 25, 2000, United Artists was party to interest rate collar agreements on $150.0 million of floating rate debt which provided for a LIBOR interest rate cap of 6% and LIBOR interest rate floors of approximately 5 1/2%. United Artists sold that collar for $1.4 million and reset the cap agreements. The $1.4 million gain has been deferred and will be recorded as a reduction to interest expense over the original term of the interest rate collar agreements. United Artists is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As United Artists has historically received payments relating to its various interest hedge agreements, it does not anticipate such non-performance in the future. Amounts paid to the counterparties to the interest collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

          At March 30, 2000, United Artists had approximately $2.7 million of Revolving Facility commitments, all of which has been used for the issuance of letters of credit. United Artists pays commitment fees of 5/8% per annum on the average unused commitments.

         The primary source of principal and interest payments related to the Bank Credit Facility and the Senior Subordinated Notes comes from payments by UATC to United Artists. The amount of payments by UATC to United Artists may be limited from time to time by covenants included in the Participation Agreement relating to the 1995 Sale and Leaseback.

         Interest, net includes amortization of deferred loan costs of $0.7 million and $0.4 million for the thirteen weeks ended March 30, 2000 and April 1, 1999, respectively. Additionally, interest, net includes interest income of $0.1 million and $0.2 million for the thirteen weeks ended March 30, 2000 and April 1, 1999, respectively.


(6)      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount and estimated fair value of United Artists' financial instruments at March 30, 2000 are summarized as follows (amounts in millions):

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(6)      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED


                                                                Carrying  Estimated
                                                                 Amount   Fair Value
                                                                 ------   ----------
          Bank Credit Facility and Other Debt................ $  446.2      304.0
                                                                 =====      =====
          Senior Subordinated Notes.......................... $  275.0       11.0
                                                                 =====       ====

         Bank Credit Facility and Other Debt: The carrying amount of United Artists' borrowings under the Bank Credit Facility is based upon quoted market prices at March 30, 2000. Other debt approximates fair value.

         Senior Subordinated Notes: The fair value of United Artists' Senior Subordinated Notes is estimated based upon quoted market prices at March 30, 2000.

         Interest Rate Cap Agreements: The fair value of United Artists' interest rate cap agreements were reset in February 2000, and has a nominal fair market value.


(7)     IMPAIRMENTS AND LEASE EXIT COSTS

         The following table shows the detailed components of the expenses in the impairments and lease exit costs:

                                                 Thirteen Weeks Ended
                                          March 30, 2000        April 1, 1999
                                          --------------        -------------

         Asset impairments...............     $    0.4                0.4
         Lease exit costs................          1.4                -
                                                   ---             ------
                                              $    1.8                0.4
                                                   ===                ===

         IMPAIRMENTS
         United Artists accounts for its long lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." For the thirteen weeks ended March 30, 2000 and April 1, 1999, United Artists recorded non-cash charges for the impairment of its long-lived assets of $0.4 million. These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the undiscounted cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).

         EXIT COSTS
         During 2000 and 1999, United Artists continued to implement a strategy intended to identify and divest of under-performing and non-strategic theatres and properties. In December 1999, management formalized a plan to dispose of 55 operating theatres (371 screens) and 12 properties and exit leases covering 18 closed theatres. The exit plan is focused on lease termination negotiations and there are no other significant actions necessary to complete the plan. In December 1999, United Artists hired a consultant to

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued


(7)     IMPAIRMENTS, LEASE EXIT COSTS AND OTHER, CONTINUED

         facilitate negotiations of lease terminations with landlords. As a result, United Artists recorded estimated lease termination costs of $17.9 million in fourth quarter of 1999. During the 13 weeks ended March 30, 2000, United Artists added 18 theatres (93 screens), closed 16 theatres (110 screens), terminated leases on two properties and sold two parcels of real estate. Set forth below is a summary of the plan activity during the thirteen weeks ended March 30, 2000:

                                            OPERATING  NON-THEATRE    CLOSED       TOTAL
                                            THEATRES   PROPERTIES    THEATRES    PROPERTIES
                                            --------   ----------    --------    ----------
        Balance at 12/30/99                    55         12              18           85
        Properties added to plan               18          -               -           18
        Theatre closures                      (16)         -              16            -
        Lease terminations/asset sales          -         (2)             (2)          (4)
                                              ---         ---             ---          ---
        Balance at 03/30/00                    57         10              32           99
                                               ==         ==              ==           ==

         Activity in the reserve account for the thirteen weeks ended March 30, 2000 is summarized as follows:


         RESERVE FOR LEASE TERMINATION COST     OPERATING THEATRES   CLOSED THEATRES
         ----------------------------------     ------------------   ---------------
           Balance at December 30, 1999                $17.9             $6.2
             Payments                                   (0.2)            (0.6)
             Adjustment of estimates                    (0.7)            (0.7)
             Theatre closures                           (8.4)             8.4
             Additional reserve                          1.8              1.8
                                                         ---              ---
           Balance at March 30, 2000                    $10.4            $15.1
                                                         ====             ====


(8)      DISCONTINUED OPERATIONS

         During 1998, United Artists established a plan to dispose of its entertainment center business operations. Liabilities of the discontinued operations were $2.4 million at March 30, 2000, related to estimated costs necessary to terminate three remaining leases and settle remaining litigation related to the entertainment centers.


(9)      INCOME TAXES

         Consolidated subsidiaries in which United Artists owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of United Artists.

         At March 30, 2000, United Artists had a net operating loss carryforward for federal income tax purposes of approximately $283.9 million.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued


(9)      INCOME TAXES, CONTINUED

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


(10)     SEGMENT INFORMATION

         United Artists' operations are classified into three business segments; Theatre Operations, In-Theatre Advertising and the Satellite Theatre Network-TM- ("STN"). STN rents theatre auditoriums for seminars, corporate training, business meetings and other educational or communication uses, product and consumer research and other entertainment uses. Theatre auditoriums are rented individually or on a networked basis. In-Theatre Advertising sells various advertising within its theatres and on its web page.

         The following table presents certain information relating to the Theatre Operations, In-Theatre Advertising and STN segments for the thirteen weeks ended March 30, 2000 and April 1, 1999 (amounts in millions):

                                                 THEATRE     IN-THEATRE
                                               OPERATIONS    ADVERTISING        STN         TOTAL
                                               ----------    -----------        ---         -----

FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2000
         Revenue............................      $122.6         2.0            0.9         125.5
         Operating income (loss)............        (8.0)        1.7            0.3          (6.0)
         Depreciation and amortization......        11.6         0.1            -            11.7
         Assets.............................       520.1         1.5            3.9         525.5
         Capital expenditures...............        10.6         -              -            10.6

FOR THE THIRTEEN WEEKS ENDED APRIL 1, 1999
         Revenue............................      $132.3         1.5            1.1         134.9
         Operating income (loss)............       (11.8)        1.2            -           (10.6)
         Depreciation and amortization......        13.4         0.1            0.3          13.8
         Assets.............................       571.6         1.6            3.9         577.1
         Capital expenditures...............        21.3         -              -            21.3


(11)     COMPREHENSIVE INCOME

         Separate statements of comprehensive income have not been presented in these financial statements as the only reconciling item between net loss as reflected in the statements of operations and comprehensive income would be the change in United Artists' unrealized holding gain. For the thirteen weeks ended March 30, 2000, the change in unrealized holding gain was $1.6 million.

                         UNITED ARTISTS THEATRE COMPANY
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(12)     COMMITMENTS AND CONTINGENCIES

         United Artists and/or its subsidiaries are involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes, and miscellaneous other matters. In addition, there are various claims against United Artists and/or its subsidiaries relating to certain of the leases held by United Artists and/or its subsidiaries. Although it is not possible to predict the outcome of these proceedings, if United Artists' restructuring efforts are unsuccessful and judgements against United Artists are obtained in such proceedings, there could result a material adverse effect of United Artists' financial position, liquidity and results of operations.

        The Americans With Disabilities Act of 1990 (the "ADA") and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. United Artists has established a program to review and evaluate United Artists' theatres and to make any changes that may be required by the ADA. If United Artists is unsuccessful in its efforts to reorganize its capital structure, it may be unable to comply with the ADA and the settlement agreement in the CONNIE ARNOLD case. Failure to comply with the ADA and the settlement agreement in the CONNIE ARNOLD case may have a material adverse effect on United Artists ' financial position, liquidity and results of operations.

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

United Artists continues to face liquidity problems caused by its significant debt burden. United Artists' EBITDA has been, and absent recapitalization and restructuring, its EBITDA in the future is projected to be insufficient to support the current debt balances and related interest obligations. United Artists' independent public accountants included in their report on United Artists' consolidated financial statements for the fiscal year ended December 30, 1999 an explanatory paragraph that describes the significant uncertainty about United Artists' ability to continue as a going concern due to recurring losses and insufficient liquidity, and that United Artists' financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.

Due to a lack of operating liquidity, in February 2000, United Artists initiated discussions with the senior secured lenders under its Bank Credit Facility regarding a recapitalization plan. If a recapitalization plan is approved by its senior secured lenders, United Artists intends to initiate discussions with the holders of the Senior Subordinated Notes with respect to that recapitalization plan. There can be no assurance that such negotiations will be successful and even if successful, implementation of the recapitalization plan may require additional actions with respect to the reorganization of United Artists. United Artists is in default under its Bank Credit Facility and Senior Subordinated Notes, and in the absence of forbearance and conclusion of a successful recapitalization and restructuring, the senior secured lenders and Senior Subordinated Noteholders may seek to exercise their remedies, including acceleration of indebtedness. In the absence of a recapitalization and restructuring, management will not be able to implement its business plan as expressed throughout this document and its annual report filed on Form 10-K, and United Artists will have to explore other alternatives to reorganize United Artists.

                              RESULTS OF OPERATIONS
              THIRTEEN WEEKS ENDED MARCH 30, 2000 AND APRIL 1, 1999

The following table summarizes certain operating data of United Artists' theatres(1) (dollars in millions):

                                                                Thirteen Weeks Ended                % Increase
                                                           March 30, 2000     April 1, 1999         (Decrease)
                                                           -------------     --------------        -----------

   Revenue:
     Admissions......................................   $      85.3                  93.4            (8.7)%
     Concession sales................................          35.1                  37.0            (5.1)
     Other...........................................           5.1                   4.5            13.3
   Operating expenses:
     Film rental and advertising expenses............          45.1                  52.1           (13.4)
     Concession costs................................           4.2                   4.7           (10.6)
     Occupancy expense...............................          21.5                  23.0            (6.5)
     Other operating expenses:
        Personnel expense............................          21.4                  23.1            (7.4)
        Miscellaneous operating expenses.............          20.5                  22.4            (8.5)

   (1) The operating theatres include revenue and expenses of all theatres operated by United Artists that are more than 50% owned.

                           THEATRE OPERATIONS SEGMENT
              THIRTEEN WEEKS ENDED MARCH 30, 2000 AND APRIL 1, 1999

The following table summarizes certain operating data of United Artists' Theatres Operations Segment(1) for the thirteen weeks ended March 30, 2000 and April 1, 1999 (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

                                                                Thirteen Weeks Ended         % Increase
                                                           March 30, 2000    April 1, 1999   (Decrease)
                                                           --------------    ------------    ----------

   Revenue:
     Admissions......................................   $      85.3              93.4         (8.7)%
     Concession sales................................          35.1              37.0         (5.1)
     Other...........................................           2.2               1.9         15.8
   Operating expenses:
     Film rental and advertising expenses............          45.1              52.1        (13.4)
     Concession costs................................           4.2               4.7        (10.6)
     Occupancy expense...............................          21.5              23.0         (6.5)
     Other operating expenses:
        Personnel expense............................          21.4              23.1         (7.4)
        Miscellaneous operating expenses.............          19.8              21.7         (8.8)

   Weighted avg. operating theatres(2)...............           272               315        (13.7)
   Weighted avg. operating screens(2)................         1,949             2,167        (10.1)
   Weighted avg. screens per avg. theatre............           7.2               6.9          4.2
   Admissions per weighted avg.
     operating theatre...............................      $313,603           296,508          5.8
   Admissions per weighted avg.
     operating screen................................       $43,766            43,101          1.5
   Concession sales per weighted avg.
     operating theatre...............................      $129,044           117,460          9.9

   (1) The operating theatres include revenue and expenses of all theatres operated by United Artists that are more than 50% owned.

   (2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

REVENUE FROM OPERATING THEATRES

ADMISSIONS: Admissions revenue decreased 8.7% during the thirteen weeks ended March 30, 2000 as compared to the thirteen weeks ended April 1, 1999. This decrease was primarily due to a 13.3% decrease in attendance, partially offset by a 5.4% increase in the average ticket price. The attendance decline during the thirteen weeks ended March 30, 2000 was primarily due to the closure and/or sale of numerous under-performing theatres, partially offset by the opening of three new theatres, resulting in a 13.7% and 10.1% decline in United Artists' weighted average operating theatres and screens, respectively. In addition, there has been an adverse impact on attendance at certain of United Artists' older theatres due to the opening of new stadium seating theatres by United Artists' competitors in certain markets. The increase in the average ticket price was primarily due to selective increases in ticket prices during the summer and holiday periods of 1999. Admissions revenue per weighted average operating theatre and screen increased 5.8% and 1.5%, respectively, during the thirteen weeks ended March 30, 2000 as compared to the thirteen weeks ended April 1, 1999 reflecting the closure of under-performing theatres and price increases.

CONCESSION SALES: Concession sales revenue decreased 5.1% during the thirteen weeks ended March 30, 2000 as compared to the thirteen weeks ended April 1, 1999, as a result of the decreased attendance discussed above, partially offset by a 9.5% increase in average concession sales per patron. Concession sales per weighted average operating theatre increased 9.9% during the thirteen weeks ended March 30, 2000 as compared to April 1, 1999. The increase in concession sales per patron and concession sales per weighted average operating theatre related primarily to:
   -   Certain selective price increases during 1999,
   -   Additional concession menu items,
   -   Increased emphasis on sales staff training,
   - The opening of new theatres with more efficient concession operations and the closure or sale of older, smaller theatres with less efficient concession operations.

OTHER: Other theatre operations segment revenue is derived primarily from electronic video games located in theatre lobbies, theatre screening and commercial rentals, and other miscellaneous sources. Despite the reduction in theatres, other revenue increased 15.8% for the thirteen weeks ended March 30, 2000 as compared to the thirteen weeks ended April 1, 1999 primarily due to $0.3 million received in February 2000 as reimbursement for lost revenues related to a property condemnation at one theatre, partially offset by lower commercial rental income.

OPERATING EXPENSES FROM OPERATING THEATRES

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses decreased 13.4% during the thirteen weeks ended March 30, 2000 as compared to the thirteen weeks ended April 1, 1999, primarily as a result of the decrease in admissions revenue discussed above. Film rental and advertising expenses as a percentage of admissions revenue were 52.9% and 55.8% for the thirteen weeks ended March 30, 2000 and April 1, 1999, respectively. The decrease in film rental and advertising expenses as a percentage of admissions revenue related primarily to the longer run of several films which played during the thirteen weeks ended March 30, 2000 and the film mix. Typically, film rental as a percentage of admissions revenue decreases the longer the run of the film.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 10.6% during the thirteen weeks ended March 30, 2000 as compared to the thirteen weeks ended April 1, 1999, primarily as a result of the decrease in concession sales revenue discussed above. Concession costs as a percentage of concession sales revenue decreased to 12.0% from 12.7% for the thirteen weeks ended March 30, 2000 and April 1, 1999, respectively, due to price reductions from certain concession vendors, as well as the effect of certain selective concession price increases discussed above.

OCCUPANCY EXPENSE: United Artists' typical theatre lease arrangement provides for a base rental as well as contingent rentals that are a function of the underlying theatre's revenue over an agreed upon breakpoint. Occupancy expense decreased 6.5% during the thirteen weeks ended March 30, 2000 as compared to the thirteen weeks ended April 1, 1999. This decrease is related to the the closure of several under-performing operating theatres, partially offset by base rentals on newly opened theatres. Occupancy expense for the thirteen weeks ended March 30, 2000 and April 1, 1999 includes $1.2 million of non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense decreased 7.4% during the thirteen weeks ended March 30, 2000 as compared to the thirteen weeks ended April 1, 1999. This decrease in personnel expense was primarily due to more efficient staffing and a reduction in the number of operating theatres, partially offset by a 3.0% increase in hourly wages. The increase in hourly wage relates primarily to wage competition among retailers and the low unemployment rate. Despite the increase in hourly wage, personnel expense as a percentage of admissions and concessions revenue increased only slightly to 17.8% from 17.7% for the thirteen weeks ended March 30, 2000 and April 1, 1999, respectively, due to increased pricing and closure of under-performing theatres.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses decreased 8.8% during the thirteen weeks ended March 30, 2000 as compared to the thirteen weeks ended April 1, 1999, primarily as a result of closure of several under-performing theatres and the related decline in repair and maintenance, supply, insurance, pre-opening advertising and common area maintenance expenses, partially offset by higher real estate taxes at certain theatres.

                        THEATRES TARGETED FOR DISPOSITION

During 1999, United Artists continued to implement a strategy intended to identify and divest of under-performing and non-strategic theatres and properties. In December 1999, management formalized a plan to dispose of 55 operating theatres (371 screens) and exit leases covering 18 closed theatres. During the thirteen weeks ended March 30, 2000, United Artists closed 16 of the theatres (110 screens) identified within the plan of divestiture. Additionally, two leases were terminated and 18 theatres (93 screens) was added to the plan. Set forth below is a summary of the plan activity during the thirteen weeks ended March 30, 2000:

                                                    OPERATING        NON-THEATRE        CLOSED            TOTAL
                                                    THEATRES         PROPERTIES        THEATRES         PROPERTIES
                                                    ---------        -----------       --------         ----------

        Balance at 12/30/99                            55               12                 18               85
        Properties added to plan                       18                -                  -               18
        Theatre Closures                              (16)               -                 16                -
        Lease terminations/asset sales                  -               (2)                (2)              (4)
                                                      ---               ---                ---              ---
        Balance at 03/30/00                            57               10                 32               99
                                                       ==               ==                 ==               ==

Set forth below are the revenue and expenses, included within the theatre operation segment information discussed above, for the theatres and properties included in the disposition plan at March 30, 2000 and April 1, 1999 (in millions):

                                                                        Thirteen Weeks Ended
                                                               March 30, 2000             April 1, 1999
                                                               --------------             -------------
Revenue:
   Admissions                                                 $         8.9                     13.7
   Concession sales                                                     3.6                      5.5
   Other                                                                0.4                      0.5
                                                                        ---                     ----
   Total revenue                                                       12.9                     19.7
                                                                       ----                     ----
Expenses:
   Film rental and advertising expenses                                 3.9                      5.7
   Concession costs                                                     0.5                      0.8
   Occupancy expense                                                    3.2                      5.1
   Other operating expenses:
     Personnel expense                                                  3.4                      4.7
     Misc. operating expenses                                           3.9                      6.3
                                                                        ---                     ----
   Total expenses                                                      14.9                     22.6
                                                                       ----                     ----

Revenue less expenses:                                        $        (2.0)                    (2.9)
                                                                       =====                    =====

                         IN-THEATRE ADVERTISING SEGMENT
              THIRTEEN WEEKS ENDED MARCH 30, 2000 AND APRIL 1, 1999

The following table summarizes operating revenue and expenses of United Artists' In-Theatre Advertising segment for the thirteen weeks ended March 30, 2000 and April 1, 1999 (dollars in millions):

                                                                     Thirteen Weeks Ended                % Increase
                                                               March 30, 2000     April 1, 1999          (DECREASE)
                                                               --------------     -------------          ----------

   Revenue:
     Other...........................................   $       2.0                   1.5                  33.3%
   Operating expenses:
     Other operating expenses:
        Miscellaneous operating expenses.............           0.1                   0.1                   -

ADVERTISING REVENUE: United Artists sells advertising including rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling. Revenues are primarily contingent upon the success of the sales efforts, as well as upon the location of theatres and attendance at the theatres. In-Theatre Advertising revenue increased 33.3% during the thirteen weeks ended March 30, 2000 as compared to the thirteen weeks ended April 1, 1999. This increase was primarily due to a 3 1/2 year national advertising contract with one customer which began in November of 1999.

ADVERTISING EXPENSES: Expenses associated with In-Theatre Advertising include supplies, professional services, freight, projection repair and other miscellaneous expenses. These expenses remained constant during the thirteen weeks ended March 30, 2000 as compared with the thirteen weeks ended April 1, 1999.


                      SATELLITE THEATRE NETWORK-TM- SEGMENT
              THIRTEEN WEEKS ENDED MARCH 30, 2000 AND APRIL 1, 1999

The following table summarizes operating revenue and expenses of United Artists' Satellite Theatre Network-TM- segment for the thirteen weeks ended March 30, 2000 and April 1, 1999 (dollars in millions):

                                                                     Thirteen Weeks Ended               % Increase
                                                               March 30, 2000     April 1, 1999         (decrease)
                                                               --------------     -------------         -----------

   Revenue:
     Other...........................................   $       0.9                   1.1                 (18.2)%
   Operating expenses:
     Other operating expenses:
        Miscellaneous operating expenses.............           0.6                   0.6                   -

STN REVENUE: The Satellite Theatre Network-TM- ("STN") rents theatre auditoriums for seminars, corporate training, business meetings, educational or communication uses, product and customer research and other entertainment uses. Theatre auditoriums are rented individually or on a networked basis. Revenues decreased 18.2% during the thirteen weeks ended March 30, 2000 as compared to the thirteen weeks ended April 1, 1999. The reduction in revenue was due primarily to 14 fewer satellite seminars during the thirteen weeks ended March 30, 2000 as compared to the thirteen weeks ended April 1, 2000. Five events scheduled for the first quarter of 2000 were rescheduled for later during 2000.

STN EXPENSES: Expenses associated with the STN remained constant for the thirteen weeks ended March 30, 2000 as compared to the thirteen weeks ended April 1, 1999, due to the fixed nature of the selling and administrative costs associated with STN.

The revenue and operating expenses discussed above are incurred exclusively within United Artists' theatres. The other expense discussions below reflect the combined expenses of corporate, divisional, district and theatre operations.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of costs associated with corporate theatre administration and operating personnel, Satellite Theatre Network-TM- sales and marketing staff, In-Theatre Advertising personnel and other support functions located at United Artists' corporate headquarters, two film booking and regional operating offices and 13 district theatre operations offices (generally located in theatres). General and administrative expenses decreased $0.7 million, or 11.7%, for the thirteen weeks ended March 30, 2000 as compared to the thirteen weeks ended April 1, 1999, primarily as a result of the merger of two operating district offices, a reduction in corporate personnel, and lower travel and entertainment, utility and postage expenses, partially offset by higher professional fees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs. Depreciation and amortization decreased $2.1 million during the thirteen weeks ended March 30, 2000 as compared to the thirteen weeks ended April 1, 1999. The decrease is primarily due to a large number of theatre closures and the effect of asset impairments during 1999 and 2000, partially offset by increased depreciation charges from newly opened theatres.

OPERATING LOSS

During the thirteen weeks ended March 30, 2000 and April 1, 1999, United Artists incurred operating losses of $6.0 million and $10.6 million, respectively. This decrease in operating loss relates primarily to higher concession and film margins and lower operating expenses resulting from the closure of under-performing operating theatres.

INTEREST, NET

Interest, net increased $3.8 million for the thirteen weeks ended March 30, 2000 as compared to the thirteen weeks ended April 1, 1999 due primarily to a higher average debt balance and to an increase in the interest rate on the Bank Credit Facility.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

During the thirteen weeks ended March 30, 2000 and April 1, 1999 United Artists incurred net losses available to common stockholders of $19.1 million and $25.8 million, respectively. This decrease in the net loss relates primarily to increased operating income and gains on sale of assets and investments partially offset by higher interest expense. United Artists sold various non-strategic or under-performing theatres and real estate for a gain of $1.9 million. Additionally, a stock investment was sold at a gain of $3.6 million.

                         LIQUIDITY AND CAPITAL RESOURCES

For the thirteen weeks ended March 30, 2000 net cash provided by operating activities was $1.9 million. This net cash provided by operating activities and $8.3 million of the cash balances at December 30, 1999 was used to fund $3.0 million of capital expenditures and other investing activities and reduce outstanding debt (including cash overdrafts) by $7.2 million. United Artists has no availability under its credit facilities and is not in compliance with certain covenants of its Bank Credit Facility.

On April 15, 2000, an interest payment of $12.3 million was due from United Artists to the holders of United Artists $275.0 million of Senior Subordinated Notes. On or about April 12, 2000, the senior secured lenders under the Bank Credit Facility notified the holders of the Senior Subordinated Notes of a default under the Bank Credit Facility and blocked payment of the Senior Subordinated Notes for up to 180 days. As a result, United Artists did not make that payment when due.

United Artists is currently in negotiations with its Bank Credit Facility lenders regarding a debt/equity recapitalization plan. Should a plan be successfully negotiated with the senior secured lenders, United Artists will present that plan to the holders of the Senior Subordinated Notes. There can be no assurance that the senior secured lenders and the holders of the Senior Subordinated Notes will agree to such a recapitalization plan prior to the expiration of the Block Period, the holders of the Senior Subordinated Notes may then attempt to exercise remedies available to them, including, without limitation, acceleration of the indebtedness. A financial and corporate reorganization of United Artists is likely whether or not a consensual debt restructuring agreement can be reached with the lenders under the Bank Credit Facility and the holders of the Senior Subordinated Notes.

Substantially all of United Artists' admissions and concession sales revenue is collected in cash. United Artists benefits from the fact that film expenses (except for films that require advances or guarantees) are usually paid 15 to 45 days after the admissions revenue is collected.

In March 1999 and September 1999, United Artists finalized the second and third amendments to its Bank Credit Facility with its lenders, including an advancement of the maturity date for part of the agreement, an increase in the LIBOR borrowing spread and additional loan security through mortgages on certain of UATC and UAR's owned real estate. For the year ended December 30, 1999, United Artists was in default of certain covenants of its Bank Credit Facility. As a result of the existing default under the Bank Credit Facility (and certain cross-default provisions in United Artists' other debt), United Artists has classified most of its debt outstanding at March 30, 2000 and December 30, 1999, as current.

During late 1997, several of United Artists' competitors initiated expansion programs to aggressively build new stadium seating megaplexes in a effort to gain market share. As a result of this unprecedented increase in capital spending by other operators, several of United Artists' older, smaller non-stadium theatres were adversely impacted. In response to this market condition, United Artists has been aggressively seeking to defend its key market positions and dispose of those theatres that were underperforming and could not compete effectively.

In 1999, as the capital spending by its competitors peaked, United Artists continued to implement a strategy intended to identify and divest of under-performing and non-strategic theatres and properties. In December 1999, management formalized a plan to dispose of 55 operating theatres (371 screens) and exit leases covering 18 closed theatres. Eighteen theatres (93 screens) were added to the plan during the thirteen weeks ended March 30, 2000. For the thirteen weeks ended March 30, 2000 these theatres generated $2.0 million of negative EBITDA (earnings before interest, taxes, depreciation and amortization plus other non-recurring or non-cash operating credits or changes). While there can be no assurance that such sales or lease termination efforts will be successful, or what the final cost will be, negotiations are ongoing with respect to several theatres. During the thirteen weeks ended March 30, 2000, United Artists closed 16 theatres (110 screens) and terminated two leases that were identified in the divestiture plan. United Artists has disbursed approximately $0.2 million in early lease termination payments for those two theatres leases (14 screens). United Artists has reached agreement with several other landlords with respect to the termination of theatre leases and is in the process of documenting those agreements. The theatres that were closed were primarily smaller, older theatres that were under-performing or not part of United Artists' long-term strategic plans.

In response to the increasing competitive environment and limited capital resources, United Artists continued to focus its investment activities on defending its key market positions and significantly curtailed its capital spending to only the most strategically important projects. During the thirteen weeks ended March 30, 2000 approximately $6.0 million was invested in one theatre (15 screens plus an IMAX) in the Philadelphia market. The 15 screens have been opened and the IMAX is expected to open in May 2000. Additionally, United Artists invested approximately $4.6 million to pay costs associated with three new theatres (37 screens) which opened in 1999 and for recurring capital maintenance.

A significant portion of United Artists' capital expenditures over the past several years has been funded by sale and leaseback transactions. Following is a summary of the various transactions:

         In December 1995, UATC and UAR entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the buildings and land underlying 27 of their operating theatres and four theatres under development were sold to, and leased back from, an unaffiliated third party. The 1995 Sale and Leaseback requires United Artists to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. The lease of the properties by United Artists required United Artists to enter into a Participation Agreement that requires United Artists to comply with certain covenants including limitations on indebtedness and restrictions on payments.

         In November 1996, United Artists entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from, an unaffiliated third party. The lease has a term of 20 years and nine months with options to extend for an additional 10 years.

         In December 1997, United Artists entered into a sale and leaseback transaction whereby two theatres under development were sold to, and leased back from, an unaffiliated third party. The lease has a term of 22 years with options to extend for an additional 10 years.

         During 1999, United Artists entered into two separate sale and leaseback transactions. Proceeds of $5.4 million were received for the sale of one existing theatre. The lease has a term of 20 years, with options to extend for up to 20 additional years. A $4.0 million transaction on a theatre that opened in September 1999 is still pending.

At March 30, 2000, United Artists had entered into construction or lease agreements for one new theatre (15 screens plus an IMAX). The majority of this project opened in April 2000 and capital expenditures during 2000 will aggregate approximately $8.8 million, including $0.3 million of equipment transferred from closed theatres. While other projects are at various stages of lease negotiations or plan development, this is the only project for which United Artists has executed a definitive lease and all significant lease contingencies have been satisfied. United Artists expects additional capital expenditures for ongoing maintenance and with regard to the renovation, expansion or replacement of existing key locations as opportunities present themselves and capital resources are available. Because a significant portion of United Artists' future capital spending plans relate to the renovation and/or expansion of existing key locations, the timing of such commitments and expenditures are much more flexible. Therefore, they can be matched to net cash provided by operating activities, asset sales and other sources of capital.

At March 30, 2000, United Artists was party to 7.5% interest rate cap agreements on $150.0 million of floating rate debt, expiring at December 31, 2000. United Artists is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As United Artists has historically received payments relating to its various interest hedge agreements, it does not anticipate such non-performance in the future. Amounts paid to the counterparties to the interest collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar and cap agreements are recorded as a reduction of interest expense.

United Artists believes that unless a recapitalization plan is completed, the net cash provided by operations and proceeds from asset sales and sale-leaseback transactions may not be sufficient to fund its future cash requirements. United Artists expects that future cash requirements will principally be for interest and repayments of indebtedness, operating working capital requirements and capital expenditures. United Artists' future operating performance and ability to service its indebtedness will be subject to the success of motion pictures which are released, future economic conditions, the sale of non-core assets and to financial, business and other factors, many of which are beyond United Artists' control. Additionally, United Artists' ability to incur additional indebtedness may be limited by covenants contained in the Participation Agreement relating to the 1995 Sale and Leaseback discussed above.

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


                          NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and earlier application is encouraged. United Artists has not yet quantified the impact, if any, of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

United Artists is subject to market risk associated with changes in interest rates on its debt obligations. United Artists manages its interest rate risk through a combination of fixed and floating rate debt obligations and by selectively entering into interest rate cap agreements. The table presented below provides information about United Artists' financial instruments that are sensitive to changes in interest rates (amounts in millions):

                                            Expected Maturity Date
                                                          March 30,                                           Fair
                              2001      2002      2003     2004      2005      Thereafter       Total         Value
                              ----      ----      ----     ----      ----      ----------       -----         -----
Total Indebtedness
  Fixed Rate                  $3.4      1.0       0.4       0.4      0.4         227.9          233.5         17.5
  Avg. Interest Rate           9.4%     8.9       7.8       7.8      7.8           9.7            9.7

  Floating Rate               $3.5     10.4      30.7      46.3     58.8         338.0          487.7        297.5
  Avg. Interest Rate          (1)       (1)       (1)       (1)      (1)          (1)            (1)

Interest Rate Caps
  (notional amount)         $150.0       -         -         -        -            -            150.0         (3)
Avg. Interest Rate
  Interest Rate Cap           (2)       (2)       (2)       (2)      (2)          (2)            (2)

(1) The weighted average floating interest rate at March 30, 2000 was 10.3%.
(2) The average interest rate cap was 7.5% through December 31, 2000.
(3) The fair market value of the Interest Rate Cap is nominal.

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27 Financial Data Schedule


(b) Reports on Form 8-K

None.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  UNITED ARTISTS THEATRE COMPANY
                                                  (Registrant)



                                                  /S/ Kurt  C. Hall
                                                 ------------------------------
                                                  BY: Kurt C. Hall
                                                      Chief Financial Officer


Date:  May 4, 2000