Form 10-Q
period 2000-06-29
UNITED ARTISTS THEATRE CO
filed 2000-08-14
CIK 889571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 F O R M 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 29, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission File Number	333-56985
333-56999

UNITED ARTISTS THEATRE COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		84-1198391 (I.R.S. Employer Identification No.)

9110 East Nichols Avenue, Suite 200 Englewood, CO (Address of principal executive offices)		80112 (Zip Code)

Registrant's telephone number, including area code:		(303) 792-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No

As of August 1, 2000, 11,551,383 shares of Class A Common Stock, 419,783 shares of Class B Common Stock (including options to acquire 387,408 shares of Class B Common Stock exercisable within 60 days of such date) and 4,342 of Class C Common Stock were outstanding.

UNITED ARTISTS THEATRE COMPANY

Quarterly Report on Form 10-Q

June 29, 2000

(Unaudited)

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING

FORWARD LOOKING STATEMENTS

Certain of the matters discussed in this form 10-Q may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended.  Such forward-looking statements involve uncertainties and other factors and the actual results and performance of United Artists may be materially different from future results or performance expressed or implied by such statements.  Cautionary statements regarding the risks associated with such forward-looking statements include, without limitation, those statements included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk."  Certain of such risks and uncertainties relate to the highly leveraged nature of United Artists, the restrictions imposed on United Artists by certain indebtedness, the sensitivity of United Artists to adverse trends in the general economy, the high degree of competition in United Artists' industry, the volatility of United Artists' quarterly results and United Artists' seasonality, the dependence of United Artists on films and distributors and on its ability to obtain popular motion pictures, the control of United Artists by the Merrill Lynch Capital Appreciation Fund II and the dependence of United Artists on key personnel, among others.  Additionally, United Artists' ability to successfully implement its Business and Operating Strategy is dependent upon reorganizing its capital structure as discussed herein [as discussed in more detail in paragraph (2) of the Notes to Condensed Consolidated Financial Statements, June 29, 2000 (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations].

The foregoing cautionary statements expressly qualify all written or oral forward-looking statements attributable to United Artists.

NITED ARTISTS THEATRE COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Millions)

(Unaudited)

	June 29, 2000	December 30, 1999
Assets
Current assets:
Cash and cash equivalents	$11.6	16.0
Receivables, net	7.5	6.6
Prepaid expenses and concession inventory	15.1	16.5
Other assets	0.3	2.3
Total current assets	34.5	41.4

Investments and related receivables	3.2	3.5

Property and equipment, at cost:
Land	36.2	37.8
Theatre buildings, equipment and other	625.4	625.6
	661.6	663.4
Less accumulated depreciation and amortization	(275.9)	(257.4)
	385.7	406.0

Intangible assets, net	48.7	57.8
Other assets, net	25.1	25.6
	$ 497.2	534.3

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$69.1	78.5
Accrued and other liabilities	96.6	62.0
Current portion of long-term debt (notes 2 and 5)	715.7	717.0
Total current liabilities	881.4	857.5

Other liabilities (note 3)	56.3	58.1
Debt (notes 2 and 5)	4.4	4.6
Liabilities related to discontinued operations (note 8)	2.4	2.4
Total liabilities	944.5	922.6

Minority interests in equity of consolidated
subsidiaries	5.5	5.8

Stockholders' equity (deficit):
Common stock:
Class A	0.1	0.1
Class B	-	-
Class C	-	-
Additional paid-in capital	51.1	51.1
Accumulated deficit	(501.9)	(444.8)
Unrealized holding gain	-	1.6
Treasury stock	(2.1)	(2.1)
Total stockholders' equity (deficit)	(452.8)	(394.1)
	$ 497.2	534.3

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in Millions)

(Unaudited)

	Thirteen	Twenty-Six	Thirteen	Twenty-Six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	June 29, 2000	June 29, 2000	July 1, 1999	July 1, 1999
Revenue:
Admissions	$93.6	178.9	114.3	207.7
Concession sales	39.2	74.3	46.6	83.6
Other	5.8	10.9	6.6	11.1
	138.6	264.1	167.5	302.4
Costs and expenses:
Film rental and advertising expenses	51.9	97.0	64.7	116.8
Direct concession costs	5.0	9.2	6.4	11.1
Occupancy expense (note 3)	20.8	42.3	23.6	46.6
Other operating expenses	41.3	83.2	48.0	93.5
General and administrative	5.4	10.7	5.8	11.8
Depreciation and amortization	11.7	23.4	13.0	27.2
Asset impairment, lease exit, and
restructure costs (note 7)	24.0	25.8	9.8	9.8
	160.1	291.6	171.3	316.8

Operating loss	(21.5)	(27.5)	(3.8)	(14.4)

Other income (expense):
Interest, net (notes 2 and 5)	(19.4)	(38.6)	(16.6)	(32.0)
Gain on disposition of assets	3.6	9.2	2.8	3.5
Minority interests in earnings of
consolidated subsidiaries	0.1	(0.4)	(0.6)	(0.7)
Other, net	(0.2)	0.7	(0.4)	(0.6)
	(15.9)	(29.1)	(14.8)	(29.8)
Loss before income tax expense	(37.4)	(56.6)	(18.6)	(44.2)
Income tax expense (note 9)	(0.6)	(0.5)	(0.1)	(0.3)
Net loss	$ (38.0)	(57.1)	(18.7)	(44.5)

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity (Deficit)

(Amounts in Millions)

(Unaudited)

	Common	Common	Common	Additional		Unrealized		Total
	stock	stock	stock	paid-in	Accumulated	holding	Treasury	stockholders'
	Class A	Class B	Class C	capital	deficit	gain	stock	equity (deficit)

Balance at December 30, 1999	$ 0.1	-	-	51.1	(444.8)	1.6	(2.1)	(394.1)

Unrealized holding gain	-	-	-	-	-	(1.6)	-	(1.6)

Net loss	-	-	-	-	(57.1)	-	-	(57.1)

Balance at June 29, 2000	$ -	-	-	51.1	(501.9)	-	(2.1)	(452.8)

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flow

(Amounts in Millions)

(Unaudited)

	Twenty-Six Weeks Ended
	June 29, 2000	July 1, 1999

Net cash provided by (used in) operating activities	$ 10.5	(14.0)

Cash flow from investing activities:
Capital expenditures	(15.1)	(24.8)
Proceeds from disposition of assets	12.7	7.3
Early lease termination payments	(0.5)	-
Investments in and receivables from theatre joint ventures	-	1.8
Other, net	-	(1.2)
Net cash used in investing activities	(2.9)	(16.9)

Cash flow from financing activities:
Debt borrowings	-	99.0
Debt repayments	(1.5)	(68.8)
Increase (decrease) in cash overdraft	(10.1)	1.2
Other, net	(0.4)	(1.7)
Net cash provided (used) by financing activities	(12.0)	29.7

Net decrease in cash	(4.4)	(1.2)

Cash and cash equivalents:
Beginning of period	16.0	8.2

End of period	11.6	7.0

Reconciliation of net income (loss) to net cash used in
operating activities:
Net loss	(57.1)	(44.5)
Discontinued operations	-	(0.8)
Effect of leases with escalating minimum annual rentals	2.4	2.4
Depreciation and amortization	23.4	27.2
Provisions for impairments and lease exit costs	22.9	9.8
Gain on disposition of assets	(9.2)	(3.5)
Minority interests in earnings of consolidated subsidiaries	0.4	0.7
Change in assets and liabilities:
Receivables	(0.2)	(1.3)
Prepaid expenses and concession inventory	1.3	(3.5)
Other assets	0.4	(1.9)
Accounts payable	4.0	(0.1)
Accrued and other liabilities	22.2	1.5
Net cash provided by (used in) operating activities	$ 10.5	(14.0)

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 29, 2000

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

(2)      Going Concern

The accompanying financial statements have been prepared assuming United Artists will continue as a going concern.  United Artists has incurred recurring losses from operations and has an accumulated deficit of $501.9 million as of June 29, 2000, which raises substantial doubt about its ability to continue as a going concern.  As more fully discussed in Note 5, United Artists has a secured credit facility which provides for term loans and a revolving loan (the "Bank Credit Facility"), which aggregated $437.1 million as of June 29, 2000.  United Artists was in default under certain covenants of the Bank Credit Facility as of June 29, 2000, and $11.3 million in interest payments were past due as of that date.  Under the terms of the Bank Credit Facility, the lenders may exercise such remedies as are permitted by the credit agreement, including, without limitation, acceleration of the outstanding principal balance.

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

UNITED ARTISTS THEATRE COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(2)      Going Concern, continued

United Artists is currently in negotiations with its Bank Credit Facility lenders regarding a debt/equity recapitalization plan.  While these discussions continue with the senior secured lenders, United Artists has also initiated discussions with the holders of the Senior Subordinated Notes with respect to that recapitalization plan.  There can be no assurance that the senior secured lenders and the holders of the Senior Subordinated Notes will agree to such a recapitalization plan.  If the holders of the Senior Subordinated Notes have not consented to a recapitalization plan prior to the expiration of the Block Period, the holders of the Senior Subordinated Notes may then attempt to exercise any remedies available to them, including, without limitation, acceleration of the indebtedness.  A financial and corporate reorganization of United Artists, through the courts or otherwise, is likely whether or not a consensual debt restructuring agreement can be reached with the lenders under the Bank Credit Facility and the holders of the Senior Subordinated Notes.

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

UNITED ARTISTS THEATRE COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(4)      Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $13.4 million and $31.8 million for the twenty-six weeks ended June 29, 2000 and July 1, 1999, respectively.

(5)      Debt

In March 1999 and September 1999, United Artists finalized the second and third amendments to its Bank Credit Facility with its lenders, including an advancement of the maturity date for part of the agreement, an increase in the LIBOR borrowing spread and additional loan security through mortgages on certain of UATC and UAR's properties.  United Artists is currently in default of certain covenants of its Bank Credit Facility, and $11.3 million in interest payments were past due at June 29, 2000.  In addition, the senior secured lenders under the Bank Credit Facility notified the holders of the Senior Subordinated Notes of a default under the Bank Credit Facility on or about April 12, 2000 and blocked payment of the Senior Subordinated Notes for up to 180 days.  As a result, United Artists did not make the interest payments of approximately $12.3 million due April 15, 2000 on its Senior Subordinated Notes, and is currently in default of its obligations to the holders of the Senior Subordinated Notes.  As a result of the existing defaults under the Bank Credit Facility and Senior Subordinated Notes (and certain cross-default provisions in United Artists' other debt), United Artists has classified its Bank Credit Facility and Senior Subordinated Notes outstanding at June 29, 2000 and December 30, 1999, as current.

Debt is summarized as follows (amounts in millions):

	June 29, 2000	December 30, 1999
Bank Credit Facility (a)	$437.1	437.7
Senior Subordinated Notes (b)	275.0	275.0
Other (c)	8.0	8.9
	720.1	721.6
Less current portion	(715.7)	(717.0)
	$ 4.4	4.6

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

Commitments available for borrowing under the Revolving Facility reduce semi-annually commencing January 3, 2002 through April 21, 2005.  The aggregate term loan balance at June 29, 2000 was $437.1 million.  The Tranche A Term Loan requires semi-annual principal payments commencing December 31, 1998 through June 28, 2001 of 1/2% of the December 31, 1998 outstanding balance and then in escalating semi-annual payments through April 21, 2005.

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

Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined.  Interest is payable at varying dates depending on the type of rate selected by United Artists, but no less frequently than once each 90 days.  The weighted average interest rate at June 29, 2000 was 11.1%.

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

(b)

The Senior Subordinated Notes consist of $225.0 million of the 9.75% Fixed Rate Subordinated Notes and $50.0 million of the Floating Rate Subordinated Notes. Interest on the Fixed Rate Subordinated Notes is due semiannually.  Interest on the Floating Rate Subordinated Notes is due quarterly and is calculated based upon the three month LIBOR rate plus 4.375%.

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

(c)

Other debt at June 29, 2000 consists of various term loans mortgage notes capital leases seller notes and other borrowings.  This other debt carries interest rates ranging from 7% to 12%.  Principal and interest are payable at various dates through March 1, 2006.

At June 29, 2000, United Artists was party to 7.5% interest rate cap agreements on $150.0 million of floating rate debt, expiring at December 31, 2000.  Prior to February 25, 2000, United Artists was party to interest rate collar agreements on $150.0 million of floating rate debt which provided for a LIBOR interest rate cap of 6% and LIBOR interest rate floors of approximately 5 1/2%. United Artists sold that collar for $1.4 million and reset the cap agreements.  The $1.4 million gain has been deferred and will be recorded as a reduction to interest expense over the original term of the interest rate collars.  United Artists is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements.  As United Artists has historically received payments relating to its various interest hedge agreements, it does not anticipate such non-performance in the future.  Amounts paid to the counterparties to the interest collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

At June 29, 2000, United Artists had approximately $2.7 million of Revolving Facility commitments, all of which has been used for the issuance of letters of credit.  United Artists pays commitment fees of 5/8% per annum on the average unused commitments.

The primary source of principal and interest payments related to the Bank Credit Facility and the Senior Subordinated Notes comes from payments by UATC to United Artists.  The amount of payments by UATC to United Artists may be limited from time to time by covenants included in the Participation Agreement relating to the 1995 Sale and Leaseback.

Interest, net includes amortization of deferred loan costs of $0.6 million and $0.5 million for the thirteen weeks ended June 29, 2000 and July 1, 1999, respectively and $1.3 million and $0.9 million for the twenty-six weeks ended June 29, 2000 and July 1, 1999, respectively. Additionally, interest, net includes interest income of $0.9 million for the thirteen weeks ended July 1, 1999, and $0.1 million and $1.1 million for the twenty-six weeks ended June 29, 2000 and July 1, 1999, respectively.

(6)     Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of United Artists' financial instruments at June 29, 2000 are summarized as follows (amounts in millions):

	Carrying	Estimated
	Amount	Fair Value
Bank Credit Facility and Other Debt	$445.1	314.0
Senior Subordinated Notes	$275.0	4.1

UNITED ARTISTS THEATRE COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(6)     Disclosures about Fair Value of Financial Instruments, continued

Bank Credit Facility and Other Debt:  The carrying amount of United Artists' borrowings under the Bank Credit Facility is based upon quoted market prices at June 29, 2000.  Other debt approximates fair value.

Senior Subordinated Notes:  The fair value of United Artists' Senior Subordinated Notes is estimated based upon quoted market prices at June 29, 2000.

Interest Rate Cap Agreements:  The fair value of United Artists' interest rate cap agreements is nominal.

(7)     Asset Impairment, Lease Exit, and Restructure Costs

The following table shows the detailed components of the expenses in the asset impairment, lease exit, and restructure costs: (amounts in millions)

	Thirteen Weeks		Twenty-Six Weeks
	Ended		Ended
	June 29, 2000	July 1, 1999	June 29, 2000	July 1, 1999
Asset impairments	$15.5	9.8	$15.9	9.8
Lease exit costs	5.6	-	7.0	-
Restructure costs	2.9	-	2.9	-
	$24.0	9.8	$25.8	9.8

Asset Impairment

United Artists accounts for its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."  For the twenty-six weeks ended June 29, 2000 and July 1, 1999, United Artists recorded non-cash charges for the impairment of its long-lived assets of $15.9 million and $9.8 million, respectively.  These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the undiscounted cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).

UNITED ARTISTS THEATRE COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Lease Exit Costs

During 2000 and 1999, United Artists continued to implement a strategy intended to identify and divest of under-performing and non-strategic theatres and properties.  In December 1999, management formalized a plan initiated in 1997 to dispose of under performing leased properties and under utilized real estate. The plan included 55 operating theatres (371 screens), 12 other properties, and leases covering 18 closed theatres.  The exit plan is focused on lease termination negotiations and there are no other significant actions necessary to complete the plan.  In December 1999, United Artists hired a consultant to facilitate negotiations of lease terminations with landlords.  As part of the disposition plan United Artists recorded estimated lease termination costs of $17.9 million in fourth quarter of 1999. During the 26 weeks ended June 29, 2000 United Artists added 52 theatres (311 screens), closed 30 theatres (187 screens), terminated leases on four properties and sold two parcels of real estate. Set forth below is a summary of the plan activity during the twenty-six weeks ended June 29, 2000:

	Operating Theatres	Non-Theatre Properties	Closed Theatres	Total Properties
Balance at 12/30/99	55	12	18	85
Properties added to plan	48	-	4	52
Theatre closures	(30)	-	30	-
Lease terminations/asset sales	-	(2)	(4)	(6)
Balance at 06/29/00	73	10	48	131

Activity in the reserve account for the twenty-six weeks ended June 29, 2000 is summarized as follows: (amounts in millions)

Reserve for Lease Termination Costs	Operating Theatres	Closed Theatres
Balance at December 30, 1999	$17.9	$6.2
Payments	(0.2)	(0.8)
Adjustment of estimates	(2.1)	2.8
Theatre closures	(9.9)	9.9
Additional reserve	4.3	2.9
Balance at June 29, 2000	$10.0	$21.0

Restructure Costs

As more fully discussed in Note 2, United Artists is currently in negotiations with its Bank Credit Facility lenders and Senior Subordinate Note holders regarding a debt/equity recapitalization plan.  Costs incurred for this restructuring were $2.9 million for the twenty-six weeks ended June 29, 2000.

UNITED ARTISTS THEATRE COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(8)     Discontinued Operations

During 1998, United Artists established a plan to dispose of its entertainment center business operations.  Liabilities of the discontinued operations were $2.4 million at June 29, 2000, related to estimated costs necessary to terminate three remaining leases and settle remaining litigation related to the entertainment centers.

(9)     Income Taxes

Consolidated subsidiaries in which United Artists owns less than 80% file separate federal income tax returns.  The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of United Artists.

At June 29, 2000, United Artists had a net operating loss carryforward for federal income tax purposes of approximately $287.5 million.

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

(10)    Segment Information

United Artists' operations are classified into three business segments; Theatre Operations, In-Theatre Advertising and the Satellite Theatre Network™ ("STN").  STN rents theatre auditoriums for seminars, corporate training, business meetings and other educational or communication uses, product and consumer research and other entertainment uses. Theatre auditoriums are rented individually or on a networked basis.  In-Theatre Advertising sells various advertising within its theatres and on its web page.

UNITED ARTISTS THEATRE COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(10)    Segment Information, continued

The following table presents certain information relating to the Theatre Operations, In-Theatre Advertising and STN segments for the thirteen weeks and the twenty-six weeks ended June 29, 2000 and July 1, 1999 (amounts in millions):

	Theatre	In-Theatre
	Operations	Advertising	STN	Total

For the thirteen weeks ended June 29, 2000
Revenue	$135.0	2.4	1.2	138.6
Operating income (loss)	(24.1)	2.3	0.3	(21.5)
Depreciation and amortization	11.7	-	-	11.7
Assets	491.8	1.5	3.9	497.2
Capital expenditures	4.5	-	-	4.5

For the thirteen weeks ended July 1, 1999
Revenue	$163.2	2.8	1.6	167.5
Operating income (loss)	(6.5)	2.8	(0.1)	(3.8)
Depreciation and amortization	12.7	-	0.3	13.0
Assets	553.1	1.5	3.9	558.5
Capital expenditures	3.5	-	-	3.5

For the twenty-six weeks ended June 29, 2000
Revenue	$257.6	4.4	2.1	264.1
Operating income (loss)	(32.3)	4.2	0.6	(27.5)
Depreciation and amortization	23.4	-	-	23.4
Assets	491.8	1.5	3.9	497.2
Capital expenditures	15.1	-	-	15.1

For the twenty-six weeks ended July 1, 1999
Revenue	$295.4	4.3	2.7	302.4
Operating income (loss)	(18.3)	4.0	(0.1)	(14.4)
Depreciation and amortization	26.5	0.1	0.6	27.2
Assets	553.1	1.5	3.9	558.5
Capital expenditures	24.8	-	-	24.8

(11)    Comprehensive Income

Separate statements of comprehensive income have not been presented in these financial statements as the only reconciling item between net loss as reflected in the statements of operations and comprehensive income would be the change in United Artists' unrealized holding gain.  For the twenty-six weeks ended June 29, 2000, the change in unrealized holding gain was $1.6 million.

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

United Artists continues to face liquidity problems caused by its significant debt burden.  Absent recapitalization and restructuring of its current debt facilities, its EBITDA in the future is projected to be insufficient to support the current debt balances and related interest obligations.  United Artists' independent public accountants included in their report on United Artists' consolidated financial statements for the fiscal year ended December 30, 1999 an explanatory paragraph that describes the significant uncertainty about United Artists' ability to continue as a going concern due to recurring losses and insufficient liquidity, and that United Artists' financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.

Due to a lack of operating liquidity, in February 2000, United Artists initiated discussions with the senior secured lenders under its Bank Credit Facility regarding a recapitalization plan.  While these discussions continue with the senior secured lenders, United Artists has also initiated discussions with the holders of the Senior Subordinated Notes with respect to that recapitalization plan.  There can be no assurance that such negotiations will be successful and even if successful, implementation of the recapitalization plan may require additional actions with respect to the reorganization of United Artists.  United Artists is in default under its Bank Credit Facility and Senior Subordinated Notes, and in the absence of forbearance and conclusion of a successful recapitalization and restructuring, the senior secured lenders and Senior Subordinated Noteholders may seek to exercise their remedies, including acceleration of indebtedness.  In the absence of a recapitalization and restructuring through the courts or otherwise, management will not be able to implement its business plan as expressed throughout this document and its annual report filed on Form 10-K.

Results of Operations

Thirteen and Twenty-Six Weeks Ended June 29, 2000 and July 1, 1999

The following table summarizes certain operating data of United Artists' theatres (dollars in millions):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
			%			%
	June 29, 2000	July 1, 1999	Increase (Decrease)	June 29, 2000	July 1, 1999	Increase (Decrease)
Revenue:
Admissions	$93.6	114.3	(18.1)%	178.9	207.7	(13.9)%
Concession sales	39.2	46.6	(15.9)	74.3	83.6	(11.1)
Other	5.8	6.6	(12.1)	10.9	11.1	(1.8)
Operating Expenses:
Film rental & advertising expenses	51.9	64.7	(19.8)	97.0	116.8	(17.0)
Concession costs	5.0	6.4	(21.9)	9.2	11.1	(17.1)
Occupancy expense	20.8	23.6	(11.9)	42.3	46.6	(9.2)
Other Operating Expenses
Personnel expense	21.6	25.3	(14.6)	43.0	48.4	(11.2)
Miscellaneous operating expense	19.7	22.7	(13.2)	40.2	45.1	(10.9)

Theatre Operations Segment

Thirteen and Twenty-Six Weeks Ended June 29, 2000 and July 1, 1999

The following table summarizes certain operating data of United Artists' Theatre Operation Segment (1) for the thirteen and twenty-six weeks ended June 29, 2000 and July 1, 1999 (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
			%			%
	June 29, 2000	July 1, 1999	Increase (Decrease)	June 29, 2000	July 1, 1999	Increase (Decrease)
Operating Theatres (1)
Revenue:
Admissions	$93.6	114.3	(18.1)%	178.9	207.7	(13.9)%
Concession sales	39.2	46.6	(15.9)	74.3	83.6	(11.1)
Other	2.2	2.2	-	4.4	4.1	7.3
Operating Expenses:
Film rental and advertising expenses	51.9	64.7	(19.8)	97.0	116.8	(17.0)
Concession costs	5.0	6.4	(21.9)	9.2	11.1	(17.1)
Occupancy expense	20.8	23.6	(11.9)	42.3	46.6	(9.2)
Other Operating Expenses
Personnel expense	21.6	25.3	(14.6)	43.0	48.4	(11.2)
Miscellaneous operating expense	18.7	21.3	(12.2)	38.5	43.0	(10.5)

Weighted Avg. Operating Theatres (2)	258	312	(17.3)	265	313	(15.3)
Weighted Avg. Operating Screens (2)	1,870	2,145	(12.8)	1,910	2,157	(11.5)
Weighted Avg. Screens Per Theatre	7.2	6.9	4.3	7.2	6.9	4.3

Admissions Per Weighted Average
Operating Theatre	362,791	366,346	(1.0)	675,094	663,578	1.7
Admissions Per Weighted Average
Operating Screen	50,053	53,287	(6.1)	93,665	96,291	(2.7)
Concession Sales Per Weighted
Average Operating Theatre	151,938	149,359	1.7	280,377	267,093	5.0

(1)  The operating theatres include revenue and expenses of all theatres operated by United Artists which are more than 50% owned.

(2)   Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

Revenue from Operating Theatres

Admissions:  The following table summarizes certain statistics pertinent to an analysis of admissions revenue:

	Thirteen Weeks Ended June 29, 2000 Compared to Thirteen Weeks Ended July 1, 1999	Twenty-Six Weeks Ended June 29, 2000 Compared to Twenty-Six Weeks Ended July 1, 1999
Percentages change in:
Admission	(18.1)%	(18.1)%
Caused by:
Attendance declines	(20.7)	(20.7)
Price increases	3.1	3.1

Weighted average theatres	(17.3)	(17.3)
Weighted average screens	(12.8)	(12.8)

Admissions revenue per:
Weighted average theatre	(1.0)	(1.0)
Weighted average screen	(6.1)	(6.1)

As shown above, the declines in admissions revenue during the thirteen and twenty-six weeks ended June 29, 2000 as compared to the thirteen and twenty-six weeks ended July 1, 1999 are the result of declines in attendance, partially offset by increases in the average ticket price.  The attendance declines were caused by (1) decreases in weighted average operating theatres and screens as shown above, (2) continuing adverse impact on attendance at certain of United Artists' older theatres due to the opening of new stadium seating theatres by United Artists' competitors in certain markets, and (3) a decline in industry attendance resulting from a weaker film release schedule during June 2000.  The decreases in weighted average operating theatres and screens are the result of closures and sales of under-performing theatres as further discussed in "Theatres Targeted for Disposition or Lease Renegotiation".  The increase in average ticket prices is primarily due to selective price increases during the summer and holiday periods in 1999, and during May 2000.

There are indications that construction activity within the theatre exhibition industry is declining, with nearly all of United Artists' competitors reporting declines in new theatre construction as compared to prior periods.  While this is expected to slow the attendance declines at non-stadium seating theatres (which currently comprise approximately 82.5% of United Artists' screens), attendance declines on a more moderate level are expected to continue unless theatres are upgraded to include those amenities (such as stadium seating, high back seats and digital sound) which patrons prefer.

Concession sales:  Concession sales revenue decreased 15.9% and 11.1%, respectively, during the thirteen and twenty-six weeks ended June 29, 2000 as compared to the thirteen and twenty-six weeks ended July 1, 1999.  These decreases are the result of the decreased attendance discussed above, partially offset by increases in average concession sales per patron of 5.9% and 8.0%, respectively, during the thirteen and twenty-six weeks ended June 29, 2000 as compared to the thirteen and twenty-six weeks ended July 1, 1999.  The increases in concession sales per patron related primarily to:

  Certain selective price increases during 1999 and 2000,
  Additional specialty concession menu items,
  Increased emphasis on sales staff training,
  The opening of new theatres with more efficient concession operations and the closure or sale of older, smaller theatres with less efficient concession operations.

Other:  Other Theatre Operations segment revenue is derived primarily from electronic video games located in theatre lobbies, theatre screening and commercial rentals, and other miscellaneous sources.  Despite the reduction in theatres and screens, other revenue was unchanged for the thirteen weeks ended June 29, 2000 as compared to the thirteen weeks ended July 1, 1999 and increased 7.3% during the twenty-six weeks ended June 29, 2000 as compared to the twenty-six weeks ended July 1, 1999.  This increase is primarily due to $0.3 million received in February 2000 as reimbursement for lost revenues related to a property condemnation at one theatre.

Operating Expenses from Operating Theatres

Film rental and advertising expenses:  Film rental and advertising expenses decreased 19.8% and 17.0%, respectively, during the thirteen and twenty-six weeks ended June 29, 2000 as compared to the thirteen and twenty-six weeks ended July 1, 1999.  These decreases were primarily the result of the decrease in admissions revenue discussed above.  Film rental and advertising expenses as a percentage of admissions revenue were 55.4% and 56.6% for the thirteen weeks ended June 29, 2000 and July 1, 1999, respectively and 54.2% and 56.2% for the twenty-six weeks ended June 29, 2000 and July 1, 1999, respectively.  These decreases in film rental and advertising expenses as a percentage of admissions revenue related primarily to the higher than average film terms associated with certain films released in the second quarter of 1999.

Concession costs:  Concession costs include direct concession product costs and concession promotional expenses.  Such costs decreased 21.9% and 17.1%, respectively, during the thirteen and twenty-six weeks ended June 29, 2000 as compared to the thirteen and twenty-six weeks ended July 1, 1999.  These decreases were primarily the result of the decrease in concession sales revenue discussed above.  Concession costs as a percentage of concession sales revenue were 12.8% and 13.7% for the thirteen weeks ended June 29, 2000 and July 1, 1999, respectively, and 12.4% and 13.3%, for the twenty-six weeks ended June 29, 2000 and July 1, 1999, respectively.  These decreases are due to price reductions from certain concession vendors, reduced concession promotional costs, and the effect of certain selective concession price increases discussed above.

Occupancy expense:  United Artists' typical theatre lease arrangement provides for a base rental as well as contingent rentals that are a function of the underlying theatre's revenue over an agreed upon breakpoint.  Occupancy expense decreased 11.9% and 9.2%, respectively, during the thirteen and twenty-six weeks ended June 29, 2000 as compared to the thirteen and twenty-six weeks ended July 1, 1999.  These decreases are related to the sale or closure of under-performing theatres, partially offset by base rentals on newly opened theatres.  Occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes of $1.2 million and $2.4 million, respectively, for the thirteen and twenty-six weeks ended June 29, 2000 and the thirteen and twenty-six weeks ended July 1, 1999.

Personnel expense:  Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits.  Personnel expense decreased 14.6% and 11.2%, respectively, during the thirteen and twenty-six weeks ended June 29, 2000 as compared to the thirteen and twenty-six weeks ended July 1, 1999.  This decrease in personnel expense was primarily due to a reduction in the number of operating theatres and more efficient staffing, partially offset by an increase in hourly wage of 3.2% and 3.1%, respectively, during the thirteen and twenty-six weeks ended June 29, 2000 as compared to the thirteen and twenty-six weeks ended July 1, 1999.  The increase in hourly wage relates primarily to wage competition among retailers and the low unemployment rate.

Miscellaneous operating expenses:  Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses.  Miscellaneous operating expenses decreased 12.2% and 10.5%, respectively, during the thirteen and twenty-six weeks ended June 29, 2000 as compared to the thirteen and twenty-six weeks ended July 1, 1999.  These decreases were primarily the result of sale or closure of under-performing theatres and the related decline in repair and maintenance, supply, insurance, pre-opening advertising and common area maintenance expenses, partially offset by higher real estate taxes at certain theatres.

Theatres Targeted for Disposition or Lease Renegotiation

During 1999, United Artists continued to implement a strategy intended to identify and divest of or renegotiate the leases of under-performing and non-strategic theatres and properties.  In December 1999, management formalized a plan initiated in 1997 to dispose of 55 operating theatres (371 screens) and exit leases covering 18 closed theatres.  During the twenty-six weeks ended June 29, 2000, United Artists closed 30 of the theatres (187 screens) identified within the plan of divestiture.  Additionally, four leases were terminated and 52 theatres (251 screens) were added to the plan.  Set forth below is a summary of the plan activity during the twenty-six weeks ended June 29, 2000:

	Operating Theatres	Non-Theatre Properties	Closed Theatres	Total Properties
Balance at 12/30/99	55	12	18	85
Properties added to plan	48	-	4	52
Theatre Closures	(30)	-	30	-
Lease terminations/asset sales	-	(2)	(4)	(6)
Balance at 03/30/00	73	10	48	131

Set forth below are the revenue and expenses included within the Theatre Operations segment information discussed above for the theatres and properties included in the disposition plan for the thirteen and twenty-six weeks ended June 29, 2000 and July 1, 1999 (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2000	July 1, 1999	June 29, 2000	July 1, 1999
Revenue:
Admissions	$13.9	22.5	28.5	42.6
Concession sales	6.2	9.7	12.7	18.2
Other	0.2	0.2	0.4	0.5
Total revenue	20.3	32.4	41.6	61.3
Expenses:
Film rental and advertising expenses	8.1	13.3	16.0	23.7
Concession costs	0.8	1.6	1.5	2.5
Occupancy expense	4.0	6.4	8.8	12.1
Other operating expenses:
Personnel expense	4.5	6.9	9.7	13.3
Misc. operating expenses	4.4	6.4	9.6	12.9
Total expenses	21.8	34.6	45.6	64.5
Revenue less expense	$(1.5)	(2.2)	(4.0)	(3.2)

In-Theatre Advertising Segment

Thirteen and Twenty-Six Weeks Ended June 29, 2000 and July 1, 1999

The following table summarizes operating revenue and expenses of United Artists' In-Theatre Advertising segment for the thirteen and twenty-six weeks ended June 29, 2000 and July 1, 1999 (dollars in millions):

			%			%
	Thirteen Weeks Ended		Increase	Twenty-Six Weeks Ended		Increase
	June 29, 2000	July 1, 1999	(Decrease)	June 29, 2000	July 1, 1999	(Decrease)

Revenue	$2.4	2.8	(14.3)%	4.4	4.3	2.3%
Operating expenses:
Other operating expenses
Misc. operating expense	0.1	0.1	-	0.2	0.2	-

Advertising revenue:  United Artists sells advertising including rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling.  Revenues are primarily contingent upon the success of the sales efforts, as well as upon the location of theatres and attendance at the theatres.  Revenue during the thirteen weeks ended July 1, 1999 included a $0.6 million positive adjustment to an existing advertising contract.  Excluding this one-time adjustment, revenue increased 9.1% and 18.9%, respectively, during the thirteen and twenty-six weeks ended June 29, 2000 as compared to the thirteen and twenty-six weeks ended July 1, 1999.  These increases are due primarily to a new multi-year advertising contract with one customer which began in November 1999, partially offset by decreased theatre attendance during 2000.

Advertising expenses:  Expenses associated with In-Theatre Advertising include supplies, professional services, freight, projection repair and other miscellaneous expenses.  These expenses remained constant during the thirteen and twenty-six weeks ended June 29, 2000 as compared with the thirteen and twenty-six weeks ended July 1, 1999.

Satellite Theatre Network™ Segment

Thirteen and Twenty-Six Weeks Ended June 29, 2000 and July 1, 1999

The following table summarizes operating revenue and expenses of United Artists' Satellite Theatre Network™ segment for the thirteen and twenty-six weeks ended June 29, 2000 and July 1, 1999 (dollars in millions):

			%			%
	Thirteen Weeks Ended		Increase	Twenty-Six Weeks Ended		Increase
	June 29, 2000	July 1, 1999	(Decrease)	June 29, 2000	July 1, 1999	(Decrease)
Revenue	$1.2	1.6	(25.0)%	2.1	2.7	(22.2)%
Operating expenses:
Other operating expenses
Misc. operating expense	0.9	1.3	(30.8)%	1.5	1.9	(21.1)%

STN revenue:  The Satellite Theatre Network™ ("STN") rents theatre auditoriums for seminars, corporate training, business meetings, educational or communication uses, product and customer research and other entertainment uses.  Theatre auditoriums are rented individually or on a networked basis.  Revenue decreased 25.0% and 22.2%, respectively, during the thirteen and twenty-six weeks ended June 29, 2000 as compared to the thirteen and twenty-six weeks ended July 1, 1999.  The reduction in revenue was due primarily to the reduction in operating theatres and to recent restaffing of the STN sales force.

STN expenses:  Expenses associated with the STN decreased 30.8% and 21.1%, respectively, during the thirteen and twenty-six weeks ended June 29, 2000 as compared to the thirteen and twenty-six weeks ended July 1, 1999 due primarily to the revenue decreases discussed above.

The revenue and operating expenses discussed above are incurred exclusively within United Artists' theatres.  The other expense discussions below reflect the combined expenses of corporate, divisional and district operations which relate to the Company's three business segments discussed above.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with corporate theatre administration and operating personnel, Satellite Theatre Network™ sales and marketing staff, In-Theatre Advertising personnel and other support functions located at United Artists' corporate headquarters, two film booking and regional operating offices and 13 district theatre operations offices (generally located in theatres).  General and administrative expenses decreased 5.7% and 8.8%, respectively, during the thirteen and twenty-six weeks ended June 29, 2000 as compared to the thirteen and twenty-six weeks ended July 1, 1999.  These decreases were primarily the result of the merger of two district offices, a reduction in corporate personnel, lower travel and entertainment, utility, and postage expenses, partially offset by employee retention payments recorded during the second quarter of 2000.

Depreciation and Amortization

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs.  Depreciation and amortization decreased 12.9% and 13.9%, respectively, during the thirteen and twenty-six weeks ended June 29, 2000 as compared to the thirteen and twenty-six weeks ended July 1, 1999.  The decrease is primarily due to theatre closures and sales and the effect of asset impairments during 1999 and 2000, partially offset by increased depreciation charges from newly opened theatres.

Operating Loss

During the thirteen weeks ended June 29, 2000 and July 1, 1999, United Artists incurred operating losses of $21.5 million and $3.8 million, respectively.  For the twenty-six weeks ended June 29, 2000 and July 1, 1999, the operating losses were $27.5 million and $14.4 million, respectively. These increases in operating losses relate primarily to a $14.8 million increase in charges related to asset impairments, lease termination costs, and restructuring costs.

Interest, Net

Interest, net increased $2.8 million for the thirteen weeks ended June 29, 2000 as compared to the thirteen weeks ended July 1, 1999 and $6.6 million for the twenty-six weeks ended June 29, 2000 as compared to the twenty-six weeks ended July 1, 1999.  These increases were due primarily to a higher average debt balance and to an increase in the interest rate on the Bank Credit Facility.

Net Loss

During the thirteen weeks ended June 29, 2000 and July 1, 1999 United Artists incurred net losses of $38.0 million and $18.7 million, respectively.  For the twenty-six weeks ended June 29, 2000 and July 1, 1999, the net losses were $57.1 million and $44.5 million, respectively.  The increases in the net loss relate primarily to increased provision for asset impairments and lease termination costs, costs related to the restructuring, and higher interest expense.

Liquidity and Capital Resources

For the twenty-six weeks ended June 29, 2000 net cash provided by operating activities was $10.5 million.  This net cash provided by operating activities and $4.4 million of the cash balances at December 30, 1999 was used to fund $2.9 million of capital expenditures and other investing activities and reduce outstanding debt (including cash overdrafts) by $12.0 million.  United Artists has no availability under its credit facilities and is not in compliance with certain covenants of its Bank Credit Facility.  Additionally, $11.3 million in interest payments under the Bank Credit Facility were past due at June 29, 2000.

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

United Artists is currently in negotiations with its Bank Credit Facility lenders regarding a debt/equity recapitalization plan.  While these discussions continue with the senior secured lenders, United Artists has also initiated discussions with the holders of the Senior Subordinated Notes with respect to that recapitalization plan.  There can be no assurance that the senior secured lenders and the holders of the Senior Subordinated Notes will agree to such a recapitalization plan prior to the expiration of the Block Period.  The holders of the Senior Subordinated Notes may then attempt to exercise remedies available to them, including, without limitation, acceleration of the indebtedness.  A financial and corporate reorganization of United Artists, through the courts or otherwise, is likely whether or not a consensual debt restructuring agreement can be reached with the lenders under the Bank Credit Facility and the holders of the Senior Subordinated Notes.

Substantially all of United Artists' admissions and concession sales revenue is collected in cash.  United Artists benefits from the fact that film expenses (except for films that require advances or guarantees) are usually paid 15 to 45 days after the admissions revenue is collected.

In March 1999 and September 1999, United Artists finalized the second and third amendments to its Bank Credit Facility with its lenders, including an advancement of the maturity date for part of the agreement, an increase in the LIBOR borrowing spread and additional loan security through mortgages on certain of UATC and UAR's owned real estate.  For the year ended December 30, 1999, United Artists was in default of certain covenants of its Bank Credit Facility.  As a result of the existing default under the Bank Credit Facility (and certain cross-default provisions in United Artists' other debt), United Artists has classified most of its debt outstanding at June 29, 2000 and December 30, 1999, as current.

During late 1997, several of United Artists' competitors initiated expansion programs to aggressively build new stadium seating megaplexes in a effort to gain market share.  As a result of this unprecedented increase in capital spending by other operators, several of United Artists' older, smaller non-stadium theatres were adversely impacted.  In response to this market condition, United Artists has been aggressively seeking to defend its key market positions by renovating (with stadium seating), replacing or expanding existing key locations and disposing of those theatres that were underperforming and could not compete effectively.

In 1999, as the capital spending by its competitors peaked, United Artists continued to implement a strategy intended to identify and divest of under-performing and non-strategic theatres and properties.  In December 1999, management formalized a plan to dispose of 55 operating theatres (371 screens) and exit leases covering 18 closed theatres.  During the twenty-six weeks ended June 29, 2000, United Artists closed 30 theatres (187 screens) and terminated four leases that were identified in the divestiture plan.  Also during this time period, 52 theatres (251 screens) were added to the plan.  For the twenty-six weeks ended June 29, 2000 these theatres generated $4.0 million of negative EBITDA (earnings before interest, taxes, depreciation and amortization plus other non-recurring or non-cash operating credits or changes).  While there can be no assurance that such sales or lease termination efforts will be successful, or what the final cost will be, negotiations are ongoing with respect to several theatres.  United Artists has reached agreement with certain other landlords with respect to the termination of theatre leases and is in the process of documenting those agreements.  The theatres that were closed were primarily smaller, older theatres that were under-performing or not part of United Artists' long-term strategic plans.

In response to the increasing competitive environment and limited capital resources, United Artists continued to focus its investment activities on defending its key market positions and significantly curtailed its capital spending to only the most strategically important projects.  During the twenty-six weeks ended June 29, 2000 approximately $8.6 million was invested in one theatre (15 screens plus an IMAX) in the Philadelphia market, which opened during the second quarter.  Additionally, United Artists invested approximately $6.5 million to pay costs associated with three new theatres (37 screens) which opened in 1999 and for recurring capital maintenance.

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

With the completion of the theatre opened during the second quarter, there are no remaining projects where United Artists has executed a definitive lease or construction agreement.  United Artists expects additional capital expenditures for ongoing maintenance and with regard to the renovation, expansion or replacement of existing key locations as opportunities present themselves and capital resources are available.  Pre-development work, including construction plans, are being completed related to several locations that the Company intends to renovate with stadium seating and or expand.  Because a significant portion of United Artists' future capital spending plans relate to the renovation and/or expansion of existing key locations, the timing of such commitments and expenditures are much more flexible.  Therefore, they can be matched to net cash provided by operating activities, asset sales and other sources of capital.

At June 29, 2000, United Artists was party to 7.5% interest rate cap agreements on $150.0 million of floating rate debt, expiring at December 31, 2000.  United Artists is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements.  As United Artists has historically received payments relating to its various interest hedge agreements, it does not anticipate such non-performance in the future.  Amounts paid to the counterparties to the interest collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar and cap agreements are recorded as a reduction of interest expense.

United Artists believes that unless a recapitalization plan is completed, the net cash provided by operations and proceeds from asset sales and sale-leaseback transactions may not be sufficient to fund its future cash requirements.  United Artists expects that future cash requirements will principally be for interest and repayments of indebtedness, operating working capital requirements and capital expenditures.  United Artists' future operating performance and ability to service its indebtedness will be subject to the success of motion pictures which are released, future economic conditions, the sale of non-core assets, and financial, business and other factors, many of which are beyond United Artists' control.  Additionally, United Artists' ability to incur additional indebtedness may be limited by covenants contained in the Participation Agreement relating to the 1995 Sale and Leaseback discussed above.

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

	Expected Maturity Date June 29,							Fair
	2001	2002	2003	2004	2005	Thereafter	Total	Value
Total Indebtedness
Fixed Rate	$1.4	1.0	0.9	0.9	0.9	227.9	233.0	11.4
Avg. Interest Rate	8.7%	8.9	9.0	9.0	9.0	9.7	9.7

Floating Rate	$3.5	20.0	38.8	53.8	62.4	308.6	487.1	306.7
Avg. Interest Rate	(1)	(1)	(1)	(1)	(1)	(1)	(1)

Interest Rate Caps
(notional amount)	$150.0	-	-	-	-	-	150.0	(3)
Avg. Interest Rate
Interest Rate Cap	(2)	(2)	(2)	(2)	(2)	(2)	(2)

  The weighted average floating interest rate at March 30, 2000 was 10.9%.

  The average interest rate cap was 7.5% through December 31, 2000.

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

                                                            UNITED ARTISTS THEATRE COMPANY

                                                            (Registrant)

                                                           /S/ Kurt C. Hall

                                                           BY:  Kurt C. Hall

                                                                   Chief Financial Officer

Date:  August 11, 2000